Form 10QSB
period 1999-11-30
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2000-03-08
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: November 30, 1999

                         Commission File number: 0-28519

                           INVESTRA ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                               91-1997143
-------                                               ----------
State or Other Jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

465 OCEAN DRIVE, #224, MIAMI BEACH, FL           33139
---------------------------------------          -----
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number:          303-440-5356

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES            NO  X
                            -----         -----

As of November 30, 1999, there were 672,000 shares of no par value common stock outstanding




                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                            INVESTRA ENTERPRISES, INC.
                                           (A Development Stage Company)
                                             UNAUDITED BALANCE SHEETS



                                                      ASSETS

                                                                               November 30,              August 31,
                                                                                   1999                     1999
                                                                          -----------------------    -------------------

CURRENT ASSETS, Cash                                                                       $6,008                   $221
                                                                          =======================    ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued interest, related party                                                               $75                      -
Notes payable, related party                                                                7,500                      -
                      Total Current Liabilities                                             7,575                      -
                                                                          -----------------------    -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, no par value 1,000,000 shares                                                   300                    300
authorized, 672,000 shares issued and outstanding
(Deficit) accumulated during the development stage                                        (1,867)                   (79)
                                                                          -----------------------    -------------------

Total Stockholders' Equity (Deficit)                                                      (1,567)                    221
                                                                          -----------------------    -------------------
                                                                                           $6,008                   $221
                                                                          =======================    ===================


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                            INVESTRA ENTERPRISES, INC.
                                           (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF OPERATIONS


                                                                           For the Three             Cumulative from
                                                                           Months Ended               March 4, 1999
                                                                           November 30,               (Inception) to
                                                                               1999                    November 30,
                                                                                                           1999

                                                                      -----------------------     ----------------------
REVENUE

Interest income                                                                           $37                        $37
                                                                      -----------------------     ----------------------

EXPENSES:

General and administrative                                                              1,750                      1,829
Interest expense, related party                                                            75                         75
                          Total Expenses                                                1,825                      1,904
                                                                      -----------------------     ----------------------

NET (LOSS)                                                                           $(1,788)                   $(1,867)
                                                                      =======================     ======================

NET (LOSS) PER COMMON SHARE - BASIC                                                        $*
                                                                      =======================

WEIGHTED AVERAGE NUMBER OF                                                            672,000
COMMON SHARES OUTSTANDING

                                                                      =======================
* Less than $(.01)





                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                            INVESTRA ENTERPRISES, INC.
                                          (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF CASH FLOWS


                                                                            For the Three            Cumulative from
                                                                             Months Ended             March 4, 1999
                                                                             November 30,             (inception) to
                                                                                 1999                  November 30,
                                                                                                           1999

                                                                         --------------------     ----------------------
CASH FLOWS FROM (TO) OPERATING

ACTIVITIES:

Net (loss) from operations                                                           $(1,788)                   $(1,867)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Changes in:
                  Accrued interest, related party                                          75                         75
                                                                         --------------------     ----------------------

Net Cash (Used) by Operating Activities                                               (1,713)                    (1,792)
                                                                         --------------------     ----------------------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:

Common stock issued for cash                                                                -                        300
Proceeds from loan payable                                                              7,500                      7,500
Net Cash provided by Financing Activities                                               7,500                      7,800
                                                                         --------------------     ----------------------

NET INCREASE IN CASH                                                                    5,787                      6,008
CASH, beginning of period                                                                 221                          -
CASH, end of period                                                                    $6,008                     $6,008
                                                                         ====================     ======================



                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           INVESTRA ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Investra Enterprises, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended November 30, 1999 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended November 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended August 31, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

On October 5, 1999, the Company received loans, in the form of notes payable, from stockholders in the amount of $7,500. The notes payable are due upon demand, with interest accruing at 6%.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

         No operations were conducted by the Company in the quarter period ended November 30, 1999, and no revenues were achieved except interest income of $37. The operations expenses in the three month period in 1998 were $0 and for the same period in 1999 were $1,750. The gross profit (loss) for the 1998 third quarter period was $0 compared to ($1,788) for the 1999 period.

         The Company incurred operating expenses for the three month period of $0 in 1998 compared to $1,825 in the same period in 1999. The Company recorded a net operating loss of $0 for the 1998 period as compared to ($1,788) for the same period in fiscal year 1999. The Company losses will continue until business can be achieved and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 fiscal quarter was $0 compared to less than ($.01) in the fiscal quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash capital of $6,008 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At November 30, 1999, it had no accounts receivable. The Company has current liabilities of $7,575 which exceed current assets by approximately $1,567. The Company is in default on notes totaling $7,500, although no demand for payment has been issued.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended November 30, 1999. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: March 8, 2000

                                         INVESTRA ENTERPRISES, INC.



                                          by:/s/Scott Deitler
                                          Scott Deitler, President