Form 10QSB
period 2000-03-31
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2000-06-06
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2000

                         PATHOBIOTEK DIAGNOSTICS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


TEXAS                           0-28519                 76-0510754
--------                        -------                 ----------
(State or other                 (Commission             (IRS Employer
jurisdiction of                 File Number)            Identification No.)
Incorporation

7010 N.W. 100 Drive, Bldg A. Suite 101, Houston, TX  77092
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (713) 785-4722

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for at least the past 90 days.


                Yes  X                  No
                   -----                   -----

Number of outstanding shares of the registrant's common stock as of March 31, 2000: 12,517,868 (not including 1,184,283 shares subscribed but not issued)

ITEM 1. FINANCIAL INFORMATION

        Part I.  Financial Statements


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

BALANCE SHEETS

                                                            March 31, 2000              December 31, 1999
                                                            --------------              -----------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                             $         146,440             $    24,135
    Receivable from parent company                                   13,185                  13,185
    Employee receivables                                              2,158                   2,158
    Other receivables                                                     -                     270
                                                            ----------------            ------------
Total current assets                                                161,783                  39,748

PROPERTY AND EQUIPMENT, at cost                                     136,506                 131,361
    Less: Accumulated depreciation                                  (73,385)                (67,848)
                                                            ----------------            ------------
                                                                     63,121                  63,513

OTHER ASSETS
    Patent costs                                                     46,199                  44,699
    Less: Accumulated amortization                                   (6,598)                 (6,039)
    Other assets                                                        300                     300
                                                            ----------------            ------------
                                                                     39,901                  38,960

                                                            ----------------            ------------
                                                          $         264,805             $   142,221
                                                            ================            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Payable to parent company                                             -             $         -
    Trade accounts payable and accrued expenses           $       1,321,964               1,166,412
    Current portion of long-term debt                                71,236                  87,290
                                                            ----------------            ------------
Total current liabilities                                         1,393,200               1,253,702

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 12,517,868 shares                                                5,967
      stock subscribed but not issued 1,184,283 shares               13,702
      (Note 6)
    Additional paid in capital                                    1,517,095               1,248,394
    Deficit accumulated during the development stage             (2,659,192)             (2,370,418)
                                                            ----------------            ------------
Total shareholders' equity                                       (1,128,395)             (1,111,481)
                                                            ----------------            ------------
                                                          $         264,805             $   142,221
                                                            ================            ============



See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)



                                                            March 31, 2000              March 31, 1999
                                                           ---------------              --------------
Revenues                                                 $              0               $       0
Direct costs                                                            0                       0
                                                           ---------------              ----------
Gross profit                                                            0                       0

Administrative and general expenses                               281,491                       0
Depreciation expense                                                5,537                       0
                                                           ---------------              ----------
                                                                  287,028                       0

                                                           ---------------              ----------
Loss from operations                                             (287,028)                      0

Other income                                                            0                       0
Interest expense                                                   (1,746)                      0
                                                           ---------------              ----------
                                                                   (1,746)                      0
                                                           ---------------              ----------
Loss before income taxes                                         (288,774)                      0
Federal income taxes - current expense (benefit)                        0                       0
                                                           ---------------              ----------
Net loss                                                         (288,774)                      0

Accumulated deficit at beginning of period                     (2,370,418)                      0
                                                           ---------------              ----------
Deficit accumulated during the development stage         $     (2,659,192)              $       0
                                                           ===============              ==========

Weighted Average number of Shares                              12,517,868
Profit (loss) per share                                             ($.02)              $      .0


See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            March 31, 2000              March 31, 1999
                                                           ----------------             --------------

OPERATING ACTIVITIES
Net loss                                                $        (288,774)              $       0
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation  and  amortization                               6,096                       0
      Changes in operating assets and liabilities:
         Patent costs                                              (1,500)                      0
         State tax refund receivable                                  270                       0
         Trade accounts payable and accrued expenses              155,552                       0
                                                           ----------------             ----------
Net cash provided by (used in) operating activities              (128,356)                      0

INVESTING ACTIVITIES
Capital expenditures                                               (5,145)                      0
Reverse merger                                                   (150,000)                      0
Related parties                                                         0                       0
                                                           ----------------             ----------
Net cash provided by (used in) investing activities              (155,145)                      0

FINANCING ACTIVITIES
Principal payments on long-term debt                              (16,054)                      0
Proceeds from issuance of stock                                   421,860                       0
                                                           ----------------             ----------
Net cash provided by financing activities                         405,806                       0
                                                           ----------------             ----------
(DECREASE) INCREASE IN CASH                                       122,305                       0
Cash and cash equivalents at beginning of period                   24,135                       0
                                                           ----------------             ----------
Cash and cash equivalents at end of priod               $         146,440               $       0
                                                           ================             ==========




See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period August 5, 1996 (Inception) through March 31, 2000
(Unaudited)

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                                               Additional       During the
                                                                            Common              Paid in        Development
                                                                            Stock                Capital (3)      Stage       Total
                                                                --------------------------------------------------------------------
Issuance of 4,000,000 shares - August 7, 1996                     4,000,000  (1)    $  4,000    $           $           $     4,000
Issuance of 77,320 shares - January 23, 1997                         77,320               77        9,923                    10,000
Issuance of 300,000 shares - January 23, 1997                       300,000  (2)         300                                    300
Issuance of 86,800 shares - Various dates in 1997                    86,800               87       35,118                    35,205
Issuance of 480,000 shares - Various dates in 1997
                                                                    480,000              480      254,520                   255,000
Net loss for the period August 5, 1996 (Inception) through
     July 31, 1997                                                                                            (325,680)    (325,680)
                                                                --------------------------------------------------------------------
Balance at July 31, 1997                                          4,944,120            4,944      299,561     (325,680)     (21,175)
Issuance of 970,193 shares - Various dates in 1998                  970,193              970      417,927                   418,897
Repurchase of 225,000 shares - Various dates in 1998               (225,000)            (225)     (99,775)                 (100,000)
Issuance of 129,500 shares - Various dates in 1998                  129,500              130       18,390                    18,520
Reduction of paid in capital for management fees                                                   (8,377)                   (8,377)
Net loss for the year ended July 31, 1998                                                                     (778,556)    (778,556)
                                                                --------------------------------------------------------------------
Balance at July 31, 1998                                          5,818,813            5,819      627,726   (1,104,236)    (470,691)
Issuance of 178,000 shares - Various dates in 1998                  178,000              178       72,372                    72,550
Repurchase of 73,000 shares - Various dates in 1998                 (73,000)             (73)      (5,227)                  (5,300)
Issuance of 43,000 shares - Various dates in 1998                    43,000               43       87,442                    87,485
Reduction of paid in capital for management fees                                                  (16,215)                  (16,215)
Net loss for 5 months ended December 31, 1998                                                                 (403,184)    (403,184)
                                                                --------------------------------------------------------------------
Balance at December 31, 1998                                      5,966,813            5,967      766,098   (1,507,420)    (735,355)
Issuance of 4,576,555 shares - Various dates in 1999              4,576,555            4,576      482,296                   486,872
Net loss for the year ended December 31, 1999                                                                 (862,998)    (862,998)
                                                                --------------------------------------------------------------------
Balance at December 31, 1999                                     10,543,368         $ 10,543  $ 1,248,394  $(2,370,418) $(1,111,481)
Issuance of 1,974,500 shares - Various dates in 1Q99              3,158,783            3,159      268,701                   271,860
Reverse merger - amount paid
Net loss 1Q2000                                                                                               (288,774)    (288,774)
                                                                --------------------------------------------------------------------
Balance at March 31, 2000                                        13,702,151           13,702    1,517,095   (2,659,192)  (1,128,395)
                                                                ====================================================================



(1) See Note 5 to the financial statements.
(2) Stock issued in exchange for legal expenses, administrative fees and commissions relating to the stock offering.
(3) Stock issue costs deducted from additional paid in capital related to the offering/sale totaled $53,697.


See notes to Financial Statements which are an integral part of this statement.

PATHOBIOTEK DIAGNOSTICS, INC
(A DEVELOPMENT STAGE COMPANY)
SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Unaudited)




                                                  March 31, 2000
                                                 ----------------
Amortization expense                           $             559
Bank fees                                                  3,087
Commissions                                                    0
Donations                                                      0
Insurance                                                      0
Freight expense                                            1,216
Miscellaneous expense                                      2,741
Professional fees                                         35,480
Rent expense                                               8,279
Supplies                                                  22,080
Telephone                                                  3,810
Travel                                                    10,159
Utilities                                                  3,432
Outside lab expense                                        3,690
Payroll and benefits                                     179,405
Marketing                                                  1,553
Management fees                                            6,000
                                                 ----------------
                                               $         281,491
                                                 ================

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000

Note 1 - Organization and Business Activity

Pathobiotek Diagnostics, Inc. (the "Company") was formed on August 5, 1996, under the laws of the State of Texas for the purpose of developing, producing, distributing, selling and/or performing diagnostics for various virus and bacterium. The Company is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Pathobiotek Diagnostics, Inc. is a subsidiary of Pacific Biotech International, Inc. (the "Parent"), a Texas corporation.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Supplemental schedule of non-cash investing and financing activities:
Equipment totaling $91,887 was acquired through a note payable financing agreement.

Property and Equipment: Property and equipment, consisting primarily of lab and computer equipment, is stated at cost. Depreciation is computed using the straight-line method over estimated lives ranging from 5 to 7 years.

Maintenance and repairs are expensd as incurred; major renewals an improvements are capitalized.

Use of Estimates: Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates.

Concentration of Credit Risk: The Company's financial instruments that are subject to concentrations of credit risk consist of cash. The Company places its cash in a high credit quality institution. At some times, such balances may be in excess of the FDIC insurance limits.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - Continued
March 31, 2000

Asset Valuation: The carrying amounts of long-lived assets are reviewed periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

Amortization of Patent Related Costs: In connection with the issuance of shares of stock to the Parent (Note 5), the company was assigned and licensed all technological applications of one U.S. Patent Application. Legal costs related to the application incurred by the Company are capitalized in accordance with management's estimation and expectation of securing a patent.

Capitalized patent related costs are amortized on a straight-line basis over the expected life of the patent starting from the application date.

Income Taxes: The Company utilizes  Statement of Financial  Accounting  Standard
No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted statutory tax rates and laws that will be in effect when the differences reverse.

Fair Value of Financial Instruments: The carrying amounts of cash, receivables, and payables approximate their fair values due to the short-term maturities of these instruments.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - Continued
March 31, 2000

Note 3 - Note Payable - Related Party

In connection with the purchase of lab equipment and supplies from the Parent totaling $91,887, the company entered into a promissory note payable agreement. The remaining balance of $71,236 and any unpaid interest is due on or before maturity of July 31, 2000. The note is secured by the lab equipment.

Note 4 - Income Taxes

The Company has incurred net operating losses of $2,659,192 since inception. No tax benefit has been recorded relating to these losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforwards will expire beginning in the year 2012.

Note 5 - Related Party Transactions

On August 7, 1996, the Company issued 4,000,000 shares of stock to the Parent, Pacific Biotech International, Inc. in exchange for certain intangible assets consisting primarily of license rights and technological applications. In accordance with APB 16 and 29, the exchange was recorded at the Parent company's historical capitalized basis, which was not considered material at August 7, 1996.

In March 1999, the Company issued an additional 2,000,000 shares of stock to the Parent in exchange for certain intangible assets as described above. The exchange was recorded at the Parent company's historical capitalized basis, which was not considered material at March 1999. An additional 2,000,000 shares is due to the Parent as of December 31, 1999. This exchange will not have a material affect on the Company's financial position.

Note 6 - Subscribed Stock

In additional to the 2,000,000 shares due to the parent company (Note 5) and the 2,673,125 shares due to executives of the company for compensation (Note 8), at March 31, 2000, there were 1,184,283 shares subscribed but not yet issued.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - Continued
March 31, 2000

Note 7 - Leases

The Company leases office space and certain equipment under operating leases. Future minimum lease payments are as follows:

                                        Year
                                       Ended
                                     December 31,
                                     ------------

                                        2000                    $9,266
                                        2001                       725
                                                                ------
                                                                $9,991
                                                                ======


Rent expense for the quarter ended March 31, 2000 was $8,279.
Rent expense from August 5, 1996 through March 31, 2000 was $105,752.

Note 8 - Stock-Based Compensation

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is recognized based on the fair value at the grant dates for awards under those plans. The accompanying financial statements include compensation costs of $82,031 for the quarter ended March 31, 2000 and $1,002,422 for the period from August 5, 1996 (Inception) through March 31, 2000, representing a total of 2,673, 125 shares due for stock-based compensation.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO SAME QUARTER IN 1999

The Company had experienced expenses for the three month period of $287,028 in 2000 and $0 in 1999. The difference in expenses for the years was as a result of the merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises, Inc. The Company had no revenues for the period in 2000 or 1999. The Company recorded a loss for the period in 2000 of $(287,028) for general and administrative costs compared to $0 income/loss in the same period 1999. Loss per share was ($.012) in the quarter in 2000. The Company can expect losses until business and income can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                    On March 6, 2000, Pathobiotek Diagnostics, Inc. completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. in which Pathobiotek Diagnostics, Inc. acquired all of the issued and outstanding shares of the Registrant from the five shareholders for purposes of completing a Merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises, Inc. On March 6, 2000 Pathobiotek Diagnostics, Inc. and Investra Enterprises, Inc. completed a merger with Pathobiotek Diagnostics, Inc. being the surviving entity.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

        A) A report on Form 8-K was made on March 7, 2000 during the period for for which this report is filed.

        B) A report on Form 8-K was made on April 14, 2000 during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2000



                                              PATHOBIOTEK DIAGNOSTICS, INC.


                                              /s/ Robert Simpson
                                              -----------------------------
                                              President