Form 10QSB
period 2000-06-30
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2000-08-14
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------

June 30, 2000                                      000-28519


                           INVESTRA ENTERPRISES, INC.
                                  (Former Name)

                          PATHOBIOTEK DIAGNOSTICS, INC.
                                   (New Name)
                            -------------------------



               Texas                        76-0510754
               -------                      ----------
        (State of incorporation)            (I.R.S. Employer
                                            Identification No.)

            7010 NW 100 DRIVE, BLDG. A, STE. #101, HOUSTON, TX 77092
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  12,517,868 common shares as of June 30, 2000



Part I:  FINANCIAL INFORMATION

PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET


                                                               June 30, 2000            December 31, 1999
                                                            -------------------         -----------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                $            -             $    24,135
    Receivable from parent company                                        -                  13,185
    Employee receivables                                              2,158                   2,158
    Other receivables                                                     -                     270
                                                               -------------            ------------
Total current assets                                                  2,158                  39,748

PROPERTY AND EQUIPMENT, at cost                                     140,339                 131,361
    Less: Accumulated depreciation                                  (79,988)                (67,848)
                                                               -------------            ------------
                                                                     60,351                  63,513

OTHER ASSETS

    Patent costs                                                     58,459                  44,699
    Less: Accumulated amortization                                   (7,326)                 (6,039)
    Other assets                                                        300                     300
                                                               -------------            ------------
                                                                     51,433                  38,960
                                                               -------------            ------------
                                                             $      113,942             $   142,221
                                                               =============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

    Payable to parent company                                $            -                       -
    Trade accounts payable and accrued expenses                   1,408,348               1,166,412
    Current portion of long-term debt                                54,551                  87,290
                                                               -------------            ------------
Total current liabilities                                         1,462,899               1,253,702

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 13,323,868 shares                       13,852                  10,543
      stock suscribed but not issued 528,283 shares
      (Note 6)
    Additional paid in capital                                    1,517,095               1,248,394
    Deficit accumulated during the development stage             (2,879,904)             (2,370,418)
                                                               -------------            ------------
Total shareholders' equity                                       (1,348,957)             (1,111,481)
                                                               -------------            ------------
                                                             $      113,942             $   142,221
                                                               =============            ============


See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)


                                                                                                                3 Mos. Ended
                                                            June 30, 2000               June 30, 1999           June 30, 2000
                                                           --------------               -------------           -------------
Revenues                                                 $              0               $       0                $        0
Direct costs                                                            0                       0                         0
                                                           ---------------              ----------              ------------
Gross profit                                                            0                       0                         0

Administrative and general expenses                               495,272                       0                   213,781
Depreciation expense                                               12,140                       0                     6,603
                                                           ---------------              ----------              ------------
                                                                  507,412                       0                   220,384

                                                           ---------------              ----------              ------------
Loss from operations                                             (507,412)                      0                  (220,384)

Other income                                                            0                       0                         0
Interest expense                                                   (2,074)                      0                      (328)
                                                           ---------------              ----------              ------------
                                                                   (2,074)                      0                      (328)
                                                           ---------------              ----------              ------------
Loss before income taxes                                         (509,486)                      0                  (220,712)
Federal income taxes - current expense (benefit)                        0                       0                         0
                                                           ---------------              ----------              ------------
Net loss                                                         (509,486)                      0                  (220,712)

Accumulated deficit at beginning of period                     (2,370,418)                      0                (2,659,192)
                                                           ---------------              ----------              ------------
Deficit accumulated during the development stage         $     (2,879,904)              $       0               ($2,879,904)
                                                           ===============              ==========              ============

Weighted Average number of Shares                              12,699,223
Profit (loss) per share                                             ($.04)              $      .0


See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            June 30, 2000              June 30, 1999
                                                           ---------------             --------------

OPERATING ACTIVITIES
Net loss                                                $        (509,486)              $       0
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation  and  amortization                              13,427                       0
      Changes in operating assets and liabilities:
         Patent costs               (rec'd from parent)           (13,760)                      0
         State tax refund receivable                                  270                       0
         Trade accounts payable and accrued expenses              241,936                       0
                                                           ----------------             ----------
Net cash provided by (used in) operating activities              (254,428)                      0

INVESTING ACTIVITIES
Capital expenditures                                               (8,978)                      0
Reverse merger                                                   (150,000)                      0
Related parties                                                         0                       0
                                                           ----------------             ----------
Net cash provided by (used in) investing activities              (158,978)                      0

FINANCING ACTIVITIES
Principal payments on long-term debt                              (32,739)                      0
Proceeds from issuance of stock                                   422,010                       0
                                                           ----------------             ----------
Net cash provided by financing activities                         389,271                       0
                                                           ----------------             ----------
(DECREASE) INCREASE IN CASH                                        24,135                       0
Cash and cash equivalents at beginning of period                   24,135                       0
                                                           ----------------             ----------
Cash and cash equivalents at end of priod               $               0               $       0
                                                           ================             ==========




See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period August 5, 1996 (Inception) through March 31, 2000
(Unaudited)

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                                               Additional       During the
                                                                            Common              Paid in        Development
                                                                            Stock                Capital (3)      Stage       Total
                                                                --------------------------------------------------------------------
Issuance of 4,000,000 shares - August 7, 1996                     4,000,000  (1)    $  4,000    $           $           $     4,000
Issuance of 77,320 shares - January 23, 1997                         77,320               77        9,923                    10,000
Issuance of 300,000 shares - January 23, 1997                       300,000  (2)         300                                    300
Issuance of 86,800 shares - Various dates in 1997                    86,800               87       35,118                    35,205
Issuance of 480,000 shares - Various dates in 1997
                                                                    480,000              480      254,520                   255,000
Net loss for the period August 5, 1996 (Inception) through
     July 31, 1997                                                                                            (325,680)    (325,680)
                                                                --------------------------------------------------------------------
Balance at July 31, 1997                                          4,944,120            4,944      299,561     (325,680)     (21,175)
Issuance of 970,193 shares - Various dates in 1998                  970,193              970      417,927                   418,897
Repurchase of 225,000 shares - Various dates in 1998               (225,000)            (225)     (99,775)                 (100,000)
Issuance of 129,500 shares - Various dates in 1998                  129,500              130       18,390                    18,520
Reduction of paid in capital for management fees                                                   (8,377)                   (8,377)
Net loss for the year ended July 31, 1998                                                                     (778,556)    (778,556)
                                                                --------------------------------------------------------------------
Balance at July 31, 1998                                          5,818,813            5,819      627,726   (1,104,236)    (470,691)
Issuance of 178,000 shares - Various dates in 1998                  178,000              178       72,372                    72,550
Repurchase of 73,000 shares - Various dates in 1998                 (73,000)             (73)      (5,227)                  (5,300)
Issuance of 43,000 shares - Various dates in 1998                    43,000               43       87,442                    87,485
Reduction of paid in capital for management fees                                                  (16,215)                  (16,215)
Net loss for 5 months ended December 31, 1998                                                                 (403,184)    (403,184)
                                                                --------------------------------------------------------------------
Balance at December 31, 1998                                      5,966,813            5,967      766,098   (1,507,420)    (735,355)
Issuance of 4,576,555 shares - Various dates in 1999              4,576,555            4,576      482,296                   486,872
Net loss for the year ended December 31, 1999                                                                 (862,998)    (862,998)
                                                                --------------------------------------------------------------------
Balance at December 31, 1999                                     10,543,368         $ 10,543  $ 1,248,394  $(2,370,418) $(1,111,481)
Issuance of 1,974,500 shares - Various dates in 1Q99              3,158,783            3,159      268,701                   271,860
Reverse merger - amount paid
Net loss 1Q2000                                                                                               (288,774)    (288,774)
                                                                --------------------------------------------------------------------
Balance at March 31, 2000                                        13,702,151           13,702    1,517,095   (2,659,192)  (1,128,395)
                                                                --------------------------------------------------------------------
Issuance of 260,000 shares - June 21, 200                           260,000              260                                    260
Cancellation of 200,000 shares issued in a prior quarter           (200,000)            (200)                                  (200)
Issuance of 90,000 shares for services rendered                      90,000               90                                     90
Net Loss 2Q2000                                                                                               (220,712)    (220,712)
                                                                --------------------------------------------------------------------
                                                                 13,852,151           13,852    1,517,095   (2,879,904)  (1,348,957)
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

PATHOBIOTEK DIAGNOSTICS, INC
(A DEVELOPMENT STAGE COMPANY)
SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES


                                                  June 30, 2000
                                                 ----------------
Amortization expense                           $           1,287
Bank fees                                                  3,136
Commissions                                                    0
Donations                                                      0
Insurance                                                  2,285
Freight expense                                            2,242
Miscellaneous expense                                      3,916
Professional fees                                         65,803
Rent expense                                              16,457
Supplies                                                  37,847
Telephone                                                  6,564
Travel                                                    17,533
Utilities                                                  6,462
Outside lab expense                                        8,386
Payroll and benefits                                     310,933
Marketing                                                  3,421
Management fees                                            9,000
                                                 ----------------
                                               $         495,272
                                                 ================


See notes to Financial Statements which are an integral part of this statement.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

Note 1 - Organization and Business Activity

Pathobiotek Diagnostics, Inc. (the "Company") was formed on August 5, 1996, under the laws of the State of Texas for the purpose of developing, producing, distributing, selling and/or performing diagnostics for various virus and bacterium. The Company is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Pathobiotek Diagnostics, Inc. was a subsidiary of Pacific Biotech International, Inc. (the "Parent"), a Texas corporation until May 16, 2000, when the Parent transferred all of its stock to two executives of the Company. Effective May 16, 2000, Pacific Biotech International, Inc. no longer owns any shares of the Company.

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - Continued
June 30, 2000

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

The patent process may take from several months to several years. Should the patent be denied or its value impaired, the balance of unamortized costs will be expensed at that date.

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - Continued
June 30, 2000

Note 3 - Note Payable - Related Party

In connection with the purchase of lab equipment and supplies from the Parent totaling $91,887, the company entered into a promissory note payable agreement. The remaining balance of $71,236 and any unpaid interest is due on or before maturity of July 31, 2000. The note is secured by the lab equipment. Effective May 16, 2000, Pacific Biotech International, Inc. transferred the note receivable to the President of the Company.

Note 4 - Income Taxes

The Company has incurred net operating losses of $2,879,904 since inception. No tax benefit has been recorded relating to these losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforwards will expire beginning in the year 2012.

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

Note 6 - Subscribed Stock

In addition to the 2,000,000 shares due to the parent company (Note 5) and the 2,673,125 shares due to executives of the company for compensation (Note 8), at March 31, 2000, there were 1,184,283 shares subscribed but not yet issued.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - Continued
June 30, 2000

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
                                                                ------
                                                                $9,991
                                                                ======


Rent expense for the quarter ended June 30, 2000 was $8,178.
Rent expense from August 5, 1996 through June 30, 2000 was $113,930.

Note 8 - Stock-Based Compensation

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is recognized based on the fair value at the grant dates for awards under those plans. The accompanying financial statements include compensation costs of $82,031 for the quarter ended June 30, 2000 and $1,084,453 for the period from August 5, 1996 (Inception) through June 30, 2000, representing a total of 2,891,875 shares due for stock-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SAME SIX MONTHS IN 1999

The Company had experienced expenses for the six month period of $507,412 in 2000 and $0 in 1999. The difference in expenses for the years was as a result of the merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises, Inc. The Company had no revenues for the period in 2000 or 1999. The Company recorded a loss for the period in 2000 of $(507,412) for general and administrative costs compared to $0 income/loss in the same period 1999. Loss per share was ($.040) in the quarter in 2000. The Company can expect losses until business and income can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K were made for the period for which this report is filed as follows: April 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                                    INTERNET VENTURE GROUP



                                    /s/ Robert Simpson
                                    --------------------------
                                    Robert Simpson, President