Form 10KSB
period 1999-12-31
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2000-08-16
CIK 1098329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                         Transitional Report Pursuant to
                       the Securities Exchange Act of 1934


        For the period from Inception, March 4, 1999 to December 31, 1999
                        Commission file number 000-28519


                           INVESTRA ENTERPRISES, INC.
                                 (Former Name)

                          PATHOBIOTEK DIAGNOSTICS, INC.
                                   (New Name)

        Texas                                         76-0510754
-------------------------                         --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

            7010 NW 100 DRIVE, BLDG. A, STE. #101, HOUSTON, TX 77092
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 785-4722

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes              No  X
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                   ___X___ Yes                _______ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 672,000

                                     PART I


Item 1.  Description of Business.
         ------------------------

General
--------

     The Company was incorporated under the laws of the State of Florida on March 4, 1999 and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. The company has no commercial operations as of date hereof. The company has no full-time employees and owns no real estate.

     At year end, the Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company filed a Form 10-SB on a voluntary basis in 1999 in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

        It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

        Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

        It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

        The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Florida law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
------------------------------------------------------

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

    In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     In March of 2000, the Company completed a merger as described in a Form 8-K dated March 7, 2000 with Pathobiotek Diagnostics, Inc., a Texas Corporation. This report is being filed to conform the merged companies financial reporting period to a calendar year end.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors -- Regulation of Penny Stocks."

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition
--------------------

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

        It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

        As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

        It  is  anticipated  that  the   investigation   of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

        In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation
--------------------------------------------

        The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

        Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

        An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition
------------

        The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders
-------------------------------------

        The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the Florida Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Florida law.

No Target Candidates for Acquisition
-------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
-----------------------
     At year end, the Company had a mailing address at 465 Ocean Drive, 3224, Miami Beach, Florida, which is the office address of its President, Scott Deitler. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address. Legal counsel will not be involved in any day to day activities but will handle securities related and corporate matters for the Company, so long as he is engaged to do so.

Employees
----------

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, and the company has adopted a resolution and policy which precludes payment of any compensation or finder's fees to officers or directors. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors
-------------

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

        It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

       In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4.Lack of Operating History. The Company was formed on March 4, 1999. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See
Item 1 "Description of Business."

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

         Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

         In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only two individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Florida Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.


15. Director's Liability Limited. Florida Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

22. Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.

23. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Item 2.           Property
-------------------------------

     The Company does not have any formal offices at year end. Records are maintained and mail received at 7010 NW 100 Drive, Bldg. A, Ste. #101, Houston, TX 77092. The company owns no real property.

Item 3.           Legal Proceedings
------------------------------------

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1999.

Item 4.           Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 1999                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1998                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1997                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

* No quotations

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1999, there were 5 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no operating revenues were generated in the fiscal year. The Company had no income in 1999, except interest. The Company at year end had no capital, cash of $3,257, and no other assets. The Company at year end was illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Transitional Report
-------------------

     The Company elected to use a calendar year for accounting purposes due to its merger with Pathobiotek Diagnostics, Inc. in March 2000. Pathobiotek uses a normal calendar year for accounting.

Results of Operations for the period ended December 31, 1999 from Inception, March 4, 1999
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $4,592 in 1999 from inception. The Company had no operations in 1999 and only $49 in interest income in 1999. The net loss for 1999 was ($4,656) from inception. The net loss per share was less than ($.01) in 1999. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed.

     Liquidity & Capital Resources
     -----------------------------

     The company had nominal cash at year end, $3,257, and no other capital resources. The company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private sales of treasury stocks, none of which has been arranged.

Item 7.           Financial Statements and Supplementary Data
--------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

     AJ. Robbins, P.C., Certified Public Accountants and Consultants, were retained in 1999 as auditors for the Company for the year ended December 31, 1999 and thereafter.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------


         The directors and executive officers currently serving the Company are as follows:

NAME                             POSITION HELD                TENURE

Scott A. Deitler*                President and Director       Annual since 1999

James W. Toot*                   Secretary, Treasurer         Annual since 1999
                                 and Director

Jeff P. Ploen*                   Director                     Annual since 1999

* These officers and Directors resigned in March, 2000, at the time of the business combination with Pathobiotek Diagnostics, Inc. See 8-K dated March 7, 2000.

         The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

     SCOTT A. DEITLER, age 43, President and director since inception, received a B.A. in Business and Conservation from the University of Colorado in 1978. From 1987 to 1995, he was President and a director of Colorado Coin Co., in Boulder, Colorado. From 1993 to 1998, he was President of Ulta Travel, Inc., a travel agency. He is President and Director of J.S.J. Capital Corp. (1999),
J.S.J. Capital II, Inc. (1999), J.S.J. Capital III, Inc. (1999), Marathon Marketing Corp. (1999), Advanced Ceiling Supplies, Inc. (1997, Cross Check Corp.
(1997), all of which are shell companies without specific business, but which are seeking an acquisition or merger.

     JAMES W. TOOT, age 44, Secretary and director since 1999. Mr. Toot was a licensed securities representative from 1981 to 1996. From 1986 to 1990, he was a Vice President of Rocky Mountain Securities, Inc. From 1990 to 1994, he was a Vice President of Cohig & Associates, Inc., a broker/dealer. From 1994 to 1996, he was Vice President of Rocky Mountain Securities, Inc. Since 1997, he has been Secretary and director of J.S.J. Capital Corp. (1999), J.S.J. Capital II, Inc.
(1999), J.S.J. Capital III, Inc. (1999), Marathon Marketing Corp. (1999), Advanced Ceiling Supplies, Inc. (1997, Cross Check Corp. (1997), all of which are shell companies without specific business, but which are seeking an acquisition or merger.

         JEFF P. PLOEN, age 49, is a director and Treasurer of the Company since 1999. He received a B.S. in Business Administration from the University of Florida. He was Branch Manager of Neidiger Tucker Bruner, Inc. (1990 to 1992) and Branch Manager of Cohig & Associates, Inc. (1992 to 1993). He was a licensed securities representative from 1972 to 1994. He was C.E.O. of Tamarron Investments, Inc. from 1993 to 1995. He has been President and a Director of J. Paul Consulting Corp. since 1995. He has been a director and Treasurer of J.S.J. Capital Corp. (1999), J.S.J. Capital II, Inc. (1999), J.S.J. Capital III., Inc.
(1999), Cross Check Corp. (1997-1999), and Marathon Marketing Corp. (1999), all of which are shell companies without specific business, but which are seeking an acquisition or merger.

         Management will devote minimal time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

         None  of  the  Company's   officers  and/or   directors   receives  any
compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

         It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

         It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

         The Company has adopted a policy that its affiliates and management shall not be issued further common shares of the Company, except in the event discussed in the preceding paragraphs.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

         Management of the Company has been involved in prior private "blank check" or "shell" companies as follows:

         Each of the members of management are also officers and Directors of certain other "shell" companies, as follows: J.S.J. Capital Corp., J.S.J.
Capital II, Inc., J.S.J. Capital III, Inc., Cross Check Corp. and Marathon Marketing Corp. Scott Deitler and James Toot are President and Secretary, respectively, and Directors of Advanced Ceiling Supplies, Inc. None of the companies have completed an acquisition or merger and all of the companies are in the development stage.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         As permitted by Florida Statutes, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION OF LIABILITY

         The Florida Business Corporation Act excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Florida Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

CONFLICTS OF INTEREST

         The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

         Conflicts of Interest - General. Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1999.

         The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

         Management will devote minimal time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

         None  of  the  Company's   officers  and/or   directors   receives  any
compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

Conflicts of Interest

     Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

Item 10.          Executive Compensation
----------------------------------------------

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 6.           EXECUTIVE COMPENSATION.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------


                                          Annual Compensation                                 Awards

Name &                    Year       Salary       Bonus       Other Annual            Restricted       Securities
Principal Position                   ($)          ($)         Compensation            Stock            Underlying
                                                              ($)                     Award(s)         Options/
                                                                                      ($)              SARS (#)
------------------------------------------------------------------------------------------------------------------------
Scott A.  Deitler,        1997       0            0           0                       0                0
President                 1998       0            0           0                       0                0
                          1999       0            0           0                       0                0

James W. Toot,            1997       0            0           0                       0                0
Secretary                 1998       0            0           0                       0                0
                          1999       0            0           0                       0                0

Jeff P. Ploen             1997       0            0           0                       0                0
Treasurer                 1998       0            0           0                       0                0
                          1999       0            0           0                       0                0



                                              Directors' Compensation

Name                                     Annual         Meeting        Consulting        Number        Number of
                                         Retainer       Fees ($)       Fees/Other        of            Securities
                                         Fee($)                        Fees ($)          Shares        Underlying
                                                                                         (#)           Options
                                                                                                       SARS (#)
----------------------------------------------------------------------------------------------------------------------------
A. Director, Scott A. Deitler            0              0              0                 0             0
B. Director, James W. Toot               0              0              0                 0             0
C. Director, Jeff P. Ploen               0              0              0                 0             0



        Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)
                                       32

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

     The following table sets forth, as December 31, 1999, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHAREHOLDERS/                      NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                     PERCENTAGE
-------------------                ------------------                 ----------
Scott A. Deitler                       100,000                             10%
President & Director

James W. Toot                          224,000                             22.4%
Secretary & Director

Jeff P. Ploen                          224,000                             22.4%
Treasurer & Director

Wintrade Financial, L.L.C.              85,000                              8.5%

All directors and executive            633,000                             63.3%
officers as a group (3 persons)


Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12.       Certain Relationships and Related Transactions
----------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1999, the Company issued to its founding directors a total of 548,000 shares of Common Stock for a total of $244.64. In 1999, 2 persons purchased 124,000 shares at $.00044 per share for a total of $55.36. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. For additional information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock, see "Risk Factors - Rule 144 Sales."

         No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

         Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K
-------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          None

     2.   Exhibits:
          None
                                       35

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #000-28519

3.2               Amendment to Articles of            Incorporated by Reference
                  Incorporation                       to Registration Statement
                                                      10SB/12(g) #000-28519


3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #000-28519

27.1              Financial Data Schedule             EX-27.1

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 15, 2000


                                       INVESTRA ENTERPRISES, INC.

                                BY:      /S/ ROBERT C. SIMPSON
                                       -------------------------------
                                         Robert C. Simpson, PhD, President

                                BY:      /S/ LUTHER LINDENER
                                       --------------------------------
                                         Luther Lindener, MD, PhD, Secretary

                                             Directors:

                                         /S/ ROBERT C. SIMPSON
                                       --------------------------------
                                         Robert C. Simpson, PhD, Director

                                         /S/ LUTHER LINDENER
                                       --------------------------------
                                         Luther Lindener, MD, PhD, Director

                                         /S/ GREG MCDONALD
                                       --------------------------------
                                         Greg McDonald, PhD, Director

                                         /S/ JOHN BONFIGLO
                                       --------------------------------
                                         John Bonfiglo, Director

                                         /s/ ANDY BLASBAND
                                       --------------------------------
                                         Andy Blasband, PhD, Director

                           INVESTRA ENTERPRISES, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED DECEMBER 31, 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                              Page

Independent Auditor's Report                                   F-2

Financial Statements:

  Balance Sheet                                                F-3

  Statements of Operations                                     F-4

  Statement of Changes in Stockholders' Equity (Deficit)       F-5

  Statements of Cash Flows                                     F-6

Notes to Financial Statements                                  F-7

                                AJ. ROBBINS & PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                AND CONSULTANTS
                        3033 E. First Avenue, Suite 201
                                Denver, CO 80206
                                 (303) 321-1281
                              Fax: (303) 321-1288


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Investra Enterprises, Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of Investra Enterprises, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the four months then ended, for the period from March 4, 1999 (inception) to August 31, 1999 and cumulative from March 4, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investra Enterprises, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the four months then ended and for the period from March 4, 1999 (inception) to August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, complete a merger with Pathobiotek Diagnostics, Inc. and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ A.J. Robbins, PC
CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS
Denver, Colorado
August 3, 2000




                           INVESTRA ENTERPRISES, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS
CURRENT ASSETS, Cash                                                             $            3,257
                                                                                 ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accrued interest, related party                                             $              113
     Loans payable, related party                                                             7,500
                                                                                 ------------------

                                                                                              7,613
                                                                                 ==================
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock, no par value, 50,000,000 shares authorized,
       672,000 shares issued and outstanding                                                    300
     (Deficit) accumulated during the development stage                                      (4,656)
                                                                                 ------------------

                  Total Stockholders' Equity (Deficit)                                       (4,356)
                                                                                 ------------------

                                                                                 $            3,257
                                                                                 ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                           INVESTRA ENTERPRISES, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                                    Cumulative
                                                                                                                       from
                                                                                              For the Period         March 4,
                                                                            For the Four       From March 4,           1999
                                                                               Months              1999             (Inception)
                                                                                Ended         (Inception) to            to
                                                                            December 31,        August 31,          December 31,
                                                                                1999                 1999               1999
                                                                         -----------------    -----------------  -----------
REVENUE:

     Interest income                                                     $              49    $          -       $              49
                                                                         -----------------    -----------------  -----------------

EXPENSES:

     General and administrative                                                      4,513                   79              4,592
     Interest expense, related party                                                   113               -                     113
                                                                         -----------------    -----------------  -----------------

                  Total Expenses                                                     4,626                   79              4,705
                                                                         -----------------    -----------------  -----------------

NET (LOSS)                                                               $          (4,577)   $             (79) $          (4,656)
                                                                         =================    =================  =================


NET (LOSS) PER COMMON SHARE - BASIC                                      $           (.01)    $             *
                                                                         ================     ===============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                      672,000               672,000
                                                                         =================    =================

*Less than $(.01)



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                           INVESTRA ENTERPRISES, INC.

                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE PERIODS FROM MARCH 4, 1999 (INCEPTION)

                             TO AUGUST 31, 1999 AND

                     SEPTEMBER 1, 1999 TO DECEMBER 31, 1999

                                                                                         (Deficit)
                                                                                        Accumulated
                                                                                        During the
                                                           Common Stock                 Development
                                                    Shares             Amount               Stage              Total
                                                --------------   ----------------       ------------          -------

Balances, March 4, 1999                                 -        $         -         $         -        $         -
   Issuance of stock on March 20, 1999 for
$.00045 per share                                      672,000                300              -                     300
   Net (loss)                                           -                  -                      (79)               (79)
                                              ----------------   ----------------    ----------------   ----------------

Balances, August 31, 1999                              672,000                300                 (79)               221

   Net (loss) for the period                            -                  -                   (4,577)            (4,577)
                                              ----------------   ----------------    ----------------   ----------------

Balances, December 31, 1999                            672,000   $            300    $         (4,656)  $         (4,356)
                                              ================   ================    ================   ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                           INVESTRA ENTERPRISES, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                    Cumulative
                                                                                                                       from
                                                                                            For the Period           March 4,
                                                                       For the Four          From March 4,             1999
                                                                          Months                 1999               (Inception)
                                                                           Ended            (Inception) to              to
                                                                       December 31,           August 31,           December 31,
                                                                           1999                  1999                  1999
                                                                    -----------------     -----------------     ---------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

     Net (loss) from operations                                     $          (4,577)    $             (79)    $          (4,656)
     Adjustments to reconcile net (loss) to net cash (used) by
         Changes in:
              Accrued interest, related party                                     113                -                        113
                                                                    -----------------     -----------------     -----------------

                  Net Cash (Used) by Operating Activities                      (4,464)                  (79)               (4,543)
                                                                    -----------------     -----------------     -----------------



CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     Common stock issued for cash                                              -                        300                   300
     Proceeds from loans payable, related party                                 7,500                -                      7,500
                                                                    -----------------     -----------------     -----------------

                  Net Cash Provided by Financing Activities                     7,500                   300                 7,800
                                                                    -----------------     -----------------     -----------------



NET INCREASE IN CASH                                                            3,036                   221                 3,257

CASH, beginning of period                                                         221                -                     -
                                                                    -----------------     -----------------     ------------

CASH, end of period                                                 $           3,257     $             221     $           3,257
                                                                    =================     =================     =================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           INVESTRA ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Investra Enterprises, Inc. (the Company), a development stage company, was organized under the laws of the State of Florida on March 4, 1999. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is August 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company devoted its efforts to locating merger candidates. On March 6, 2000 the Company entered into a merger agreement with Pathobiotek Diagnostics, Inc. (see Note 4). The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, complete a merger with Pathobiotek Diagnostics, Inc., and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. Therefore, $4,656 of net losses incurred in the period from March 4, 1999 (inception) to December 31, 1999 have not been deducted for tax purposes and represent a deferred tax asset. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized, however, such loses may be subject to limitations, in the event of a change of ownership.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

                           INVESTRA ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - STOCKHOLDERS' EQUITY

During March 1999, the Company issued for cash 672,000 shares of its no par value common stock to its officers and directors at $.00045 per share.

NOTE 3 - RELATED PARTY TRANSACTIONS

On October 5, 1999, the Company received loans from stockholders in the amount of $7,500. The loans are due upon demand, with interest accruing at 6%.

NOTE 4 - CHANGE IN CONTROL

On March 6, 2000, the five stockholders of the Company sold a total of 672,000 shares, or 100% of the outstanding common stock of the Company to Pathobiotek Diagnostics, Inc. (Pathobiotek) for $150,000.

Upon completion of the purchase of all issued and outstanding shares of the Company, Pathobiotek merged with the Company as a wholly owned subsidiary, with Pathobiotek being the surviving entity.