Form 10QSB
period 2000-09-30
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2000-11-20
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------

September 30, 2000                                      000-28519




                          PATHOBIOTEK DIAGNOSTICS, INC.
                                   (New Name)
                            -------------------------
                           INVESTRA ENTERPRISES, INC.
                                  (Former Name)


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

                  12,517,868 common shares as of September 30, 2000

Part I:  FINANCIAL INFORMATION

PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)




PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET - UNAUDITED

                                                                                 September 30, 2000     December 31, 1999
                                                                          --------------------------   -------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $                   129,209  $        24,135
    Employee receivables                                                                      2,158            2,158
    Receivable from parent company                                                                            13,185
    Other receivables                                                                                            270
                                                                          --------------------------   -----------------
Total current assets                                                                        131,367           39,748

PROPERTY AND EQUIPMENT, at cost                                                             142,533          131,361
    Less: Accumulated depreciation                                                          (86,723)         (67,848)
                                                                          --------------------------   -----------------
                                                                                             55,810           65,513

OTHER ASSETS
    Deposits                                                                                 10,000
    Patent costs                                                                             59,459           44,699
    Less: Accumulated amortization                                                           (8,058)          (6,039)
    Other assets                                                                                300              300
                                                                          --------------------------   -----------------
                                                                                             61,701           38,960
                                                                          --------------------------   -----------------
                                                                        $                   248,878          142,221
                                                                          ==========================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable and accrued expenses (Note 8)                $                 1,497,051        1,116,412
    Due to shareholder                                                                       46,651           87,290
                                                                          --------------------------   -----------------
Total current liabilities                                                                 1,543,702        1,253,702

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 13,323,868 shares
      stock subscribed but not issued 1,128,283 shares
      (Note 6)                                                                               15,114           10,543
    Additional paid in capital                                                            1,741,906        1,248,394
    Deficit accumulated during the development stage                                     (3,051,844)      (2,370,418)
                                                                          --------------------------   -----------------
Total shareholders' equity                                                               (1,294,824)      (1,111,481)
                                                                          --------------------------   -----------------
                                                                        $                   248,878          142,221
                                                                          ==========================   =================


See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT - UNAUDITED


                                                                                            August 5, 1996
                                                                      Nine months ended         through
                                                                      September 30, 2000   September 30, 2000
                                                                     ----------------    -------------------------

Revenues                                                           $               0   $                    1,850
Direct costs                                                                       0                            0
                                                                     ----------------    -------------------------
Gross profit                                                                       0                        1,850

Administrative and general expenses                                          660,052                   2,946,194
Depreciation expense                                                          18,875                       86,723
                                                                     ----------------    -------------------------
                                                                             678,927                    3,032,917
                                                                     ----------------    -------------------------
Loss from operations                                                        (678,927)                  (3,031,067)

Other income                                                                                                4,800
Interest expense                                                              (2,499)                     (25,577)
                                                                     ----------------
                                                                     ----------------    -------------------------
                                                                              (2,499)                     (20,777)
                                                                     ----------------    -------------------------
Loss before income taxes                                                    (681,426)                  (3,051,844)
Federal income taxes - current expense (benefit)                                   0                            0
                                                                     ----------------    -------------------------
Net loss                                                                    (681,426)                  (3,051,844)

Accumulated deficit at beginning of period                                 2,370,418                           0
                                                                     ----------------    -------------------------
Deficit accumulated during the development stage                   $      (3,051,844)  $               (3,051,844)
                                                                     ================    =========================
Loss per share                                                                 ($.44)





See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                                                From
                                                                                                           August 5, 1996
                                                                                  3Q                          through
                                                                                 2000                    September 30, 2000
                                                                       -------------------------    -----------------------------
OPERATING ACTIVITIES
Net loss                                                             $                 (171,940)  $                   (3,051,844)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                       7,467                           94,781
      Changes in operating assets and liabilities:
         Receivable from parent                                                   -                                       13,185
         Deposits                                                                       (10,000)                         (10,000)
         Patent costs                                                                    (1,000)                         (15,030)
         State tax refund receivable                                              -                                      (44,429)
         Trade accounts payable and accrued expenses                                     88,703                        1,497,201
                                                                       -------------------------    -----------------------------
Net cash (used in) operating activities                                                 (86,770)                      (1,516,136)

INVESTING ACTIVITIES
Capital expenditures                                                                     (2,194)                        (142,533)
Other assets                                                                      -                                         (300)
Related parties                                                                   -                                      (15,343)
                                                                       -------------------------    -----------------------------
Net cash (used in) investing activities                                                  (2,194)                        (158,176)

FINANCING ACTIVITIES
Principal payments on long-term debt                                                     (7,900)                         (45,236)
Related parties                                                                   -                                       91,887
Proceeds from issuance of stock                                                         226,073                        1,756,870
                                                                       -------------------------    -----------------------------
Net cash provided by financing activities                                               218,173                        1,803,521
                                                                       -------------------------    -----------------------------
INCREASE IN CASH                                                                        129,209                          129,209
Cash and cash equivalents at beginning of period                                  -                              -
                                                                       -------------------------
                                                                       -------------------------    -----------------------------
Cash and cash equivalents at end of period                           $                  129,209   $                      129,209
                                                                       =========================    =============================



See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED
For the Period August 5, 1996 (Inception) through September 30, 2000



                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                                Additional        During the
                                                                     Common                      Paid in         Development
                                                                     Stock                      Capital (3)          Stage     Total
                                                           -------------------------------------------------------------------------

Issuance of 4,000,000 shares - August 7, 1996              4,000,000     $      4,000          $          $                  4,000
Issuance of 77,320 shares - January 23, 1997                  77,320               77              9,923                     10,000
Issuance of 300,000 shares - January 23, 1997                300,000              300                                           300
Issuance of 86,800 shares - Various dates in 1997             86,800               87             35,118                     35,205
Issuance of 480,000 shares - Various dates in 1997           480,000              480            254,520                    255,000
Net loss for the period August 5, 1996 (Inception)
  through July 31, 1997                                                                                       (325,680)    (325,680)
                                                          --------------------------------------------------------------------------
Balance at July 31, 1997                                   4,944,120            4,944            299,561      (325,680)     (21,175)
Issuance of 970,193 shares - Various dates in 1998           970,193              970            417,927                    418,897
Repurchase of 225,000 shares - Various dates in 1998         225,000)            (225)           (99,775)                  (100,000)
Issuance of 129,500 shares - Various dates in 1998           129,500              130             18,390                     18,520
Reduction of paid in capital for management fees                                                  (8,377)                    (8,377)
Net loss for the year ended July 31, 1998                                                                     (778,556)    (778,556)
                                                          --------------------------------------------------------------------------
Balance at July 31, 1998                                   5,818,813            5,819            627,726    (1,104,236)    (470,691)
Issuance of 178,000 shares - Various dates in 1998           178,000              178             72,372                     72,550
Repurchase of 73,000 shares - Various dates in 1998          (73,000)             (73)            (5,227)                    (5,300)
Issuance of 43,000 shares - Various dates in 1998             43,000               43             87,442                      87,485
Reduction of paid in capital for management fees                                                 (16,215)                   (16,215)
Net loss for 5 months ended December 31, 1998                                                                 (403,184     (403,184)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1998                               5,966,813            5,967            766,098    (1,507,420)    (735,355)
Issuance of 4,576,555 shares - Various dates in 1999       4,576,555            4,576            482,296                    486,872
Net loss for the year ended December 31, 1999                                                                 (862,998)    (862,998)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1999                              10,543,368     $     10,543  $       1,248,394   $(2,370,418) $(1,111,481)
Issuance of 1,974,500 shares and 1,184,283 shares
 subscribed but not yet issued - Various dates
  in 1Q00 (Note 6)                                         3,158,783            3,159            268,701                    271,860
Net loss 1Q2000                                                                                               (288,774)    (288,774)
                                                          --------------------------------------------------------------------------
Balance at March 31, 2000                                 13,702,151           13,702          1,517,095    (2,659,192)  (1,128,395)
Issuance of 260,000 shares - June 21, 2000                   260,000              260                                           260
Cancellation of 200,000 shares issued in a prior
  quarter                                                   (200,000)            (200)                                         (200)
Issuance of 90,000 shares for services rendered               90,000               90                                            90
Net Loss 2Q2000                                                                                               (220,712)    (220,712)
                                                          --------------------------------------------------------------------------
Balance at June 30, 2000                                  13,852,151           13,852          1,517,095    (2,879,904)  (1,348,957)
Shares subscribed but not issued - Various dates
  in 3Q00                                                  1,262,000            1,262            224,811                    226,073
Net Loss 3Q2000                                                                                               (171,940)    (171,940)
                                                          --------------------------------------------------------------------------
Balance at September 30, 2000                             15,114,151           15,114          1,741,906    (3,051,844)  (1,294,824)
                                                          ==========================================================================

(1) See Note 5 to the financial statements.
(2) Stock issued in exchange for legal expenses, administrative fees and commissions relating to the stock offering.
(3) Stock issue costs deducted from additional paid in capital related to the offering/sale totaled $53,697.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - UNAUDITED
September 30, 2000

Note 1 - Organization and Business Activity

Pathobiotek Diagonstics, Inc., (the "Company") was formed on August 5, 1996 under the laws of the State of Texas for the purpose of developing, producing, distributing, selling and/or performing diagnostics for various virus and bacterium. The Company is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No 7, "Accounting and Reporting by Development State Enterprises". Pathobiotek Diagnostics, Inc. was a subsidiary of Pacific Biotech International, Inc. (the "Parent"), a Texas Corporation until May 16, 2000, Pacific Biotech International, Inc. no longer owns any shares of the Company. On March 6, 2000, the Company completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. (IEI) in which the Company acquired all 672,000 issued and outstanding shares of IEI for $150,000] for purposes of completing a merger of the Company IEI. The Company was the surviving entity.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents:
--------------------------
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Supplemental schedule of non-cash investing and financing activities: Equipment totaling $91,887 was acquired through a note payable financing agreement.

Property and Equipment:
-----------------------
Property and equipment, consisting primarily of lab and computer equipment, is stated at cost. Depreciation is computed using the straight-line method over estimated lives ranging from 5 to 7 years.

Maintenance   and  repairs  are  expensed  as  incurred;   major   renewals  and
improvements are capitalized.

Use of Estimates:
-----------------

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported revenues and expenses. Actual results could differ from the estimates.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
September 30, 2000

Concentration of Credit Risk:
-----------------------------
The Company's financial instruments that are subject to concentrations of credit risk consist of cash. The Company places its cash in a high credit quality institution. At some times, such balances may be in excess of the FDIC insurance limits.

Asset Valuation:
----------------
The carrying amounts of long-lived assets are reviewed periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

Amortization of Patent Related Costs:
-------------------------------------
In connection with the issuance of shares of stock to the parent (Note 5), the Company was assigned and licensed all technological applications of one U.S. Patent Application. Legal costs related to the application incurred by the Company are capitalized in accordance with management's estimation and expectation of securing a patent.

Capitalized patent related costs are amortized on a straight-line basis over the expected life of the patent starting from the application date.

The patent process may take from several months to several years. Should the patent be denied or its value impaired, the balance of unamortized costs will be expensed at that date.

Income Taxes:
-------------
The Company utilizes Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured sing the enacted statutory tax rates and laws that will be in eff3ect when the differences reverse.

Fair Value of Financial Instruments:
------------------------------------
The carrying amounts of cash, receivables, and payables approximate their fair values due to the short-term maturities of these instruments.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
September 30, 2000

Note 3 - Note Payable - Related Party

In connection with the purchase of lab equipment and supplies from the Parent totaling $91,887, the Company entered into a promissory note payable agreement. The remaining balance of $43,651 and any unpaid interest was due on or before maturity of July 31, 2000. The note is secured by the lab equipment. Effective May 16, 2000,Pacific Biotech International, Inc. transferred the note receivable to the President of the Company.

Note 4 - Income Taxes

The Company has incurred net operating losses of $3,051,844 since inception. No tax benefit has been recorded relating to these losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforwards will expire beginning in the year 2012.

Note 5 - Related Party Transactions

On August 7, 1996, the Company issued 4,000,000 shares of stock to the Parent, Pacific Biotech International, Inc., exchange for certain intangible assets consisting primarily of licenses rights and technological applications. In accordance with APB 16 and 29, the exchange was recorded at the Parent company's historical capitalized basis, which was not considered material at August 7, 1996.

In March 1999, the Company issued an additional 2,000,000 shares of stock to the Parent in exchange for certain intangible assets as described above. The exchange was recorded at the Parent company's historical capitalized basis, which was not considered material at March 1999. An additional 2,000,000 shares was due to the Parent as of March 31, 2000. The right to receive the 2,000,000 shares was transferred to two executives of the Company effective May 16, 2000. This exchange will not have a material affect on the Company's financial position.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - UNAUDITED - Continued
September 30, 2000

Note 6 - Subscribed Stock

In addition to the 2,000,000 shares due to two executives related to the transfer of stock from the former Parent (Note 5) and the 3,110,25 shares due to executives of the company for compensation (Note 8), at September 30, 2000, there were 1,790,283 shares subscribed but not yet issued.

Note 7- Leases

The Company leases office space and certain equipment under operating leases. Future minimum lease payments are as follows:



                                     Year
                                     Ended
                                     December 31,
                                     ------------
                                       2000        $       9,266
                                       2001                  725
                                                   -------------
                                                           9,991
                                                   =============

Rent expense for the quarter ended September 30, 2000, was $5,453.
Rent expense from August 5, 1996 through September 30, 2000, was $119,383.

Note 8 - Stock-Based Compensation

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is recognized based on the fair value at the grant dates for awards under those plans. The accompanying financial statements include compensation costs of $82,031 for the quarter ended September 30, 2000, and $1,166,484 for the period from August 5, 1996 (Inception) through September 30, 2000, representing a total of 3,110,625 shares due for stock-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS  FOR THE NINE MONTHS ENDED SEPT. 30, 2000

The Company is in the development stage and had no revenues for the nine month period ended September 30, 2000 but incurred expenses totalling $678,927 and interest cost of $2,499. The net loss of the nine month period was ($681,426) and the per share loss was ($.44).

The Company has had minimal revenues since inception in August 1996, but has incurred $3,031,067 in expenses during the period since inception to September 30, 2000, for a net loss, including interest costs of $20,777O, of ($3,051,844. The Company expects the trend of losses to continue in the forseeable future due to the lack of developed, marketable products or technology.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

The Company had no revenues in the quarter ended September 30, 2000 but incurred operating expenses of $171,515 and interest expenses of $425. The Company had a net loss of ($171,940) for the quarter. The Company is in the development stage and has had only $1,850 in revenues since inception in August 1996. The Company has incurred $3,031,067 in expenses during the period since inception to September 30, 2000 for a net loss, including interest costs of $20,777, of ($3,051,844).

The Company loss per share for the quarter was ($.20). The Company expects the trend of losses to continue in the forseeable future due to the lack of developed, marketable products or technology.

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

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2000

                                    PATHOBIOTEK



                                    /s/ Robert Simpson
                                    --------------------------
                                    Robert Simpson, President