Form 10QSB/A
period 2000-09-30
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2000-11-21
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A


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

Registrant's telephone number, including area code: (713) 939-1833


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

LIQUIDITY AND CAPITAL RESOURCES

The Company had $129,209 in cash capital at the end of the period. The Company has current liabilities in the amount of $1,497,051 consisting of $330,567 in accounts payable and $1,166,484 in deferred executive compensation, at the end of the period with the result of a net deficit in operating capital of ($1,367,842). The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

Date: November 21, 2000

                                    PATHOBIOTEK



                                    /s/ Robert Simpson
                                    --------------------------
                                    Robert Simpson, President