Form 10KSB
period 2000-12-31
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2001-04-18
CIK 1098329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2000

                         Commission file number 000-28519

                          PATHOBIOTEK DIAGNOSTICS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                              76-0510754
        ----------                         -------------
  (State of incorporation)        (I.R.S. Employer Identification No.)

            7010 NW 100 Drive, Bldg. A, Suite 101, Houston, TX 77092
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 785-4722

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.     Yes     X   No
                                            ----      -----

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

There were 14,219,520 shares of the Registrant's common stock outstanding as of December 31, 2000 (not including 1,128,283) subscribed but unissued shares).

The aggregate market value of the 8,430,520 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2000.

                                TABLE OF CONTENTS

PART I

         Item 1.   Description of Business
         Item 2.   Description of Property
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters
         Item 6.   Management's Discussion and Analysis or Plan of Operation
         Item 7.   Financial Statements
         Item 8.   Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  BUSINESS
         --------

Pathobiotek was born out of research started by its chief scientific officer, Dr. Luther E. Lindner at Texas A&M Medical School in the mid 1980's. All rights were purchased for the work started there and all other work between that time and 1993. Pathobiotek Diagnostics Inc., (PDI) was a research and development company engaged in the discovery, identification, and characterization of novel microbial agents. Now the mission has changed to further development of its technologies and license them to qualified strategic partners. Assets and technologies were acquired from two other companies and eventually Pathobiotek was formed on July 26, 1996 to develop diagnostics for MS and other immune diseases. PDI currently employs nine full-time and eighteen part-time/contract people including experts in medicine, molecular biology, microbiology, immunology, pathogenesis, genetics, and pathology.

Pathobiotek has moved forward to advance the technology surrounding a novel human microorganism, Luey, which is associated with MS, CFS, and other immune disorders. Currently, a unique culturing system and two definitive genetic identification assays, fluorescent in situ hybridization (FISH) and PCR, have been developed. Quantitative methods for diagnostic purposes are currently under development. Among the potential microbial agents that scientists at PDI have identified is an organism that is associated with symptoms in multiple sclerosis
(MS) patients. This organism has not been associated with any specific human disease, although there are a few reports of opportunistic infections in immunocompromised individuals. PDI has conducted preliminary studies* that have shown a 100% correlation between clinical improvement and reduction of levels of organism in the patient. A similar correlation with this organism has been seen in the treatment of other disorders, such as Chronic Fatigue Syndrome (CFS) and certain autoimmune disorders.

The Company intends to obtain FDA approvals, where necessary, continue testing and when allowed under applicable rules, license its technologies to marketing partners.


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

     The Company maintains a formal offices 4800 Research Forest Drive, The Woodlands, TX 77381. The company owns no real property.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2000, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                 2000               High          Low
                           First quarter            $1.75         $.18
                           Second quarter            .54           .18
                           Third quarter             .37           .12
                           Fourth quarter            .20           .07


                                 1999               High          Low
                           First quarter            $1.18         $.25
                           Second quarter            .75           .18
                           Third quarter             .60           .25
                           Fourth quarter            .25           .18


         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 2000, there were 144 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

Results  of  Operations  For year  Ended  December  31,  2000 and  Period  Since
--------------------------------------------------------------------------------
Inception
---------

     The Company had no revenues in 2000, and from inception in 1996 through 2000, the Company has only had total revenues of $1850. In fiscal year 2000, the Company had $529,119 in administrative and general expenses. In the period from inception in 1996, the Company has incurred a total of $1,894,870 in general and administrative expenses. In 2000, the Company had $25,648 in depreciation expenses compared to $93,496 in depreciation from inception through 2000.

     The loss from operations was ($554,767) in 2000, and the loss on operations since inception through 2000 was ($1,986,516). Net loss including interest expense was $557,741 in 2000. Cumulative losses from inception through 2000 are ($2,007,768), including interest. Loss per share was ($.16) in 2000, and cumulative loss per share from inception through 2000 was ($.21) per share.


Liquidity and Capital Resources
-------------------------------

     The Company had cash of $5115 at year end. The Company needs to obtain new capital through private placements or loans in order to fund continued operations. At year end, the current liabilities were $343,018. The deficit of current assets of $7273 to current liabilities is ($335,745) at year end. In the event the Company is unable to obtain additional capital sources, it may be unable to continue its attempts to develop its diagnostic concepts.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-8.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

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


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
Section 16(a)
-------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:

          Name                 Age        Position                       Term
          ----                -----       --------                       ----

Robert C. Simpson, PhD        58           President & Director           Annual
Luther Lindener, MD, PhD      58           Secretary & Director           Annual
Greg McDonald, PhD            45           Director                       Annual
John Bonfiglio, PhD           46           Director                       Annual
Andy Blasband, PhD            44           Director                       Annual


     Robert C. Simpson, Ph.D. is a director as of March 6, 2000. He has served as President and CEO of Pathobiotek Diagnostics, Inc. since 1996. From 1993 to present Dr. Simpson has also served as President and CEO of Pacific Biotech International, Inc. His educational experience includes Michigan State University where he studied Education Systems Development. At Eurotechnical Research University he studied Business Administration and received a Ph.D. He also studied at Central Michigan University and the University of Michigan for Business Administration where he achieved a M.A. and B.B.A, respectively.

     Luther E. Lindner, M.D., Ph.D. is a director as of March 6, 2000. Dr. Lindner is a board certified pathologist with an unusual breadth of experience and knowledge in different areas plus a strong academic background. Dr. Lindner is currently an associate professor at Texas A&M University teaching and researching infectious disease since 1983. He has served as Vice President and CSO to Pathobiotek Diagnostics, Inc. (1996-present) and Pacific Biotech
International, Inc. (1993 - present). He has studied at Case Western Reserve University for Experimental Pathology where he obtained a Ph.D., University Hospitals, CWRU for Anatomic Pathology Residence, Case Western Reserve University for Medicine where he received an M.D. degree. A B.S. was obtained through the University of Toledo in the field of Pre-Medicine.

     Gregory A. McDonald, Ph.D. has been a Director of Pathobiotek, Inc since 2000. He received his B.S. in Biology from Guilford College in 1978 and a Ph.D. in Microbiology from University of Virginia in 1984. From 1989 to 1995, he was an assistant professor, Department of Microbiology, School of Medicine, University of Missouri, Columbia, Missouri. From 1995 to present, he has been an Associate Professor, Deparment of Molecular Microbiology and Immuniology School of Medicine, University of Missouri, Columbia, Missouri.

     John Bonfiglio, Ph.D. is a director as of March 6, 2000. Mr. Bingilio has an MBA from Pepperdine University (1992). In 1981, he was a Postdoctoral Fellow in Organometallic Chemistry at University of California at Berkeley. He received his Ph.D. in Synthetic Organic Chemistry from the University of California at San Diego in 1980 and received his MS in Synthetic Organic Chemistry from the University of California at San Diego in 1978. In 1976, he receive his BS in Chemistry from State University of New York at Stony Brook in 1976.

     From November 1999 to April 2001, Mr. Bonfiglio was President and CEO of Peregrine Pharmaceuticals, Inc. (NASDAQ: PPHM). From April 1999 to November 1999, he was Vice President, Technology and Business Development, Techniclone Corp. From July 1997 to April 1999, he was Vice President, Business Development for Techniclone Corp. From 1994 to 1997, he was Director of Business Development of Baxter Healthcare Corp., Immunotherapy Division, and also served for a period in the Cardiovascular Surgical Division.

     Andrew J. Blasband has been a Director since March 2000. He obtained a Bachelor of Science in 1978 from Michigan State, and in 1986, he received a PhD in Microbiology from the University of Virginia. From 1994 to December 1996, he was Senior Scientist at Spectragen, a subsidiary of Lynx Therapeutics, Inc. From January 1997 to July 1998, he was Senior Staff Scientist I, Science & Technology at PE Applied Biosystems, Inc., and in July 1998, he became Senior Staff Scientist II at PE Applied Biosystems, where he is still employed.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

        1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

         a.     Robert C. Simpson, PhD          President & Director
         b.     Luther Lindener, MD, PhD        Secretary & Director
         c.     Greg McDonald, PhD              Director
         d.     John Bonfiglo, PhD              Director
         e.     Andy Blasband, PhD              Director

Item 10. Executive Compensation
         ----------------------

     The Company accrued a total of $$160,000 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2000.



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------
                          Year Ended December 31, 2000

                                    Annual Compensation                         Awards

Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Robert C. Simpson, PhD,  2000      $125,000   0             0                       0                      0
President                --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      $125,000   0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      $125,000   0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------


------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Luther Lindener, MD, PhD 2000      $35,000    0             0                       0                      0
Secretary                --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      $35,000    0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      $35,000    0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Greg McDonald, PhD       2000      0          0             0                       20,000 common shares  0
Director
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         1999      0          0             0                       20,000 common shares   0

------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
John Bonfiglo, PhD       1999      0          0             0                       5,000 common shares    0
Director
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         1998      0          0             0                       0                      0

------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       20,000 common shares   0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Andy Blasband, PhD       1999      0          0             0                       0                      0
Director
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         1998      0          0             0                       0                      0




         The Company has no employee incentive stock option plan.

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

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                               Cash Compensation                    Security Grants
Name                      Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                          Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
------------------------- ----------------- -------------- --------------------- ------------- --------------------------

A. Director               0                 0              0                     0             0
Robert C. Simpson, PhD

B. Director               0                 0              0                     0             0
Luther Lindner, MD PhD

C.  Director              0                 0              0                     0             0
Greg McDonald, PhD

D.  Director              0                 0              0                     0             0
John Bonfiglo, PhD

E.  Director              0                 0              0                     0             0
Andy Blasband, PhD



Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by all officers and directors.

                                               Number of         Percentage of
                  Name                       Shares Owned            Class*
------------------------------------- -------------------- --------------------
Robert C. Simpson, PhD                        4,670,800             30%
Luther Lindener, MD, PhD                        988,200              6.4%
Greg McDonald, PhD                               40,000               .26%
John Bonfiglo, PhD                                5,000               .03%
Andy Blasband, PhD                               40,000               .26%
                                             -----------           -------
Officers and Directors as a group             5,744,000             36.92%

* Computed based upon 15,347,803 shares outstanding which includes 1,128,283 unissued, but subscribed shares at year end 2000.


                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------
     Pathobiotek Diagnostics, Inc., (the "Company") was formed on August 5, 1996, under the laws of the State of Texas for the purpose of developing, producing, distributing, selling and/or performing diagnostics for various virus and bacterium. The Company is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No 7, "Accounting and Reporting by Development State Enterprises". Pathobiotek Diagnostics, Inc. was a subsidiary of Pacific Biotech International, Inc. (the "Parent"), a Texas Corporation, until May 16, 2000. Pacific Biotech International, Inc. no longer owns any shares of the Company. On March 6, 2000, the Company completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. (IEI) in which the Company acquired all 672,000 issued and outstanding shares of IEI for $150,000 for purposes of completing a merger of the Company and IEI. The Company was the surviving entity.

     No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

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

Transactions with Management and Others
---------------------------------------

     There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         ---------------------------------

          The following documents are filed as part of this report:

          1.       Reports on Form 8-K:  None

          2.       Exhibits:

                                      INDEX
Regulation
S-K Number               Exhibit                              Page Number
----------               -------                              -----------

3.1               Articles of Incorporation          *Incorporated by reference
                                                     to Registration Statement
                                                     #000-28519

3.2               Bylaws                             *Incorporated by reference
                                                     to Registration Statement
                                                     #000-28519

10.1              Share Purchase Agreement           *Incorporated by reference

10.2              Articles of Merger                 *Incorporated by reference

10.3              Plan of Merger                     *Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATHOBIOTEK DIAGNOSTICS, INC.
                                            (Registrant)

Date:  April 17, 2001
                                BY:     /s/ Robert C. Simpson
                                       -------------------------------
                                         Robert C. Simpson, PhD, President

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

                                             Directors:

                                        /s/ Robert C. Simpson
                                       --------------------------------
                                         Robert C. Simpson, PhD, Director

                                        Luther Lindener
                                       --------------------------------
                                         Luther Lindener, MD, PhD, Director

                                        /s/ Greg McDonald
                                       --------------------------------
                                         Greg McDonald, PhD, Director

                                        /s/ John Bonfiglio
                                       --------------------------------
                                         John Bonfiglio, Director

                                        /s/ Andy Blasband
                                       --------------------------------
                                         Andy Blasband, PhD, Director



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                  December 31, 2000             December 31, 1999
                                                  -----------------             -----------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $      5,115                  $    24,135
    Employee
receivables                                                 2,158                        2,158
    Receivable from parent company                              -                       13,185
    Other receivables                                           -                          270
                                                     -------------                  -----------
Total current assets                                        7,273                       39,748

PROPERTY AND EQUIPMENT, at cost                           142,533                      131,361
    Less: Accumulated depreciation                        (93,496)                     (67,848)
                                                     -------------                  -----------
                                                           49,037                       63,513

OTHER ASSETS
    Deposits                                               10,000                            -
    Patent costs                                           59,459                       44,699
    Less: Accumulated amortization                         (8,799)                      (6,039)
    Other assets                                              300                          300
                                                     -------------                  -----------
                                                           60,960                       38,960
                                                     -------------                  -----------
                                                    $     117,270                   $  142,221
                                                     =============                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable
         and accrued expenses (Note 8)              $    314,868                    $  246,021
    Due to shareholder                                    28,150                        87,290
                                                     -------------                  -----------
Total current liabilities                                343,018                       333,311

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 14,219,520 and
      10,543,368 shares at 2000 and 1999, respectively,
       stock subscribed but not issued 1,128,283
       shares  (Note 6)                                   15,348                        10,543
    Additional paid in capital                         1,766,672                     1,248,394
    Deficit accumulated
      during the development stage                    (2,007,768)                   (1,450,027)
                                                     -------------                  -----------
Total shareholders' equity                              (225,748)                     (191,090)
                                                     -------------                  -----------
                                                    $    117,270                   $   142,221
                                                     =============                  ===========


                       See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                              August 5, 1996
                                                     Year ended                    through
                                                December 31, 2000            December 31, 2000
                                               -------------------          -------------------

Revenues                                         $             0                 $      1,850
Direct costs                                                   0                            0
                                                 ----------------                -------------
Gross profit                                                   0                        1,850

Administrative and general expenses                      529,119                    1,894,870
Depreciation expense                                      25,648                       93,496
                                                 ----------------                -------------
                                                         554,767                    1,988,366
                                                 ----------------                -------------
Loss from operations                                    (554,767)                  (1,986,516)

Other income                                                                            4,800
Interest expense                                          (2,974)                     (26,052)
                                                 ----------------                -------------
                                                          (2,974)                     (21,252)
                                                 ----------------                -------------
Loss before income taxes                                (557,741)                  (2,007,768)
Federal income taxes - current
     expense (benefit)                                         0                            0
                                                 ----------------                -------------
Net loss                                                (557,741)                  (2,007,768)

Accumulated deficit at beginning of period            (1,450,027)                           0
                                                 ----------------                -------------
Deficit accumulated during
     the development stage                       $    (2,007,768)                $ (2,007,768)
                                                 ================                =============
Basic and fully diluted loss per share                     $(.16)                       $(.21)

Weighted average number of shares                     12,945,586                    9,673,902



See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                                           August 5, 1996
                                                                              Year ended                    through
                                                                           December 31, 2000            December 31, 2000
                                                                       -------------------------    -----------------------

OPERATING ACTIVITIES
Net loss                                                             $       (557,741)                $    (2,007,768)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                            25,648                          93,496
      Changes in operating assets and liabilities:
         Receivable from parent                                                13,185                               -
         Other receivables                                                        270                          (2,158)
         Deposits                                                             (10,000)                        (10,000)
         Patent costs                                                         (12,000)                        (50,660)
         Other assets                                                               -                            (300)
        Trade accounts payable and accrued expenses                            68,847                         314,868
                                                                       -----------------               -----------------
Net cash (used in) operating activities                                      (471,791)                     (1,662,522)

INVESTING ACTIVITIES
Capital expenditures                                                          (11,172)                       (142,533)
                                                                       -----------------               -----------------
Net cash (used in) investing activities                                       (11,172)                       (142,533)

FINANCING ACTIVITIES
Principal payments on long-term debt                                                -                               -
Related parties                                                               (59,140)                         28,150
Proceeds from issuance of stock                                               523,083                       1,782,020
                                                                       -----------------               -----------------
Net cash provided by financing activities                                     463,943                       1,810,170
                                                                       -----------------               -----------------
(DECREASE) INCREASE IN CASH                                                   (19,020)                          5,115
Cash and cash equivalents at beginning of period                               24,135                               -
                                                                       -----------------               -----------------
Cash and cash equivalents at end of period                           $          5,115                  $        5,115
                                                                       =================               =================


                       See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED
For the Period August 5, 1996 (Inception) through December 31, 2000



                                                                                                Deficit
                                                                                              Accumulated
                                                                             Additional        During the
                                                         Common              Paid in          Development
                                                          Stock              Capital)            Stage              Total

                                                   --------------------------------------------------------------------------

Issuance of 4,000,000 shares - August 7, 1996       4,000,000     $ 4,000      $                $               $    4,000
Issuance of 77,320 shares - January 23, 1997           77,320          77          9,923                            10,000
Issuance of 300,000 shares - January 23, 1997         300,000         300                                              300
Issuance of 86,800 shares - Various dates in 1997      86,800          87         35,118                            35,205
Issuance of 480,000 shares - Various dates in 1997    480,000         480        254,520                           255,000
Net loss for the period August 5, 1996 (Inception)
  through July 31, 1997                                                                           (325,680)       (325,680)

                                                   --------------------------------------------------------------------------
Balance at July 31, 1997                            4,944,120       4,944        299,561          (325,680)        (21,175)
Issuance of  970,193 shares-Various dates in 1998     970,193         970        417,927                           418,897
Repurchase of  225,000 shares-Various dates in 1998  (225,000)       (225)       (99,775)                         (100,000)
Issuance of 129,500 shares - Various dates in 1998    129,500         130         18,390                            18,520
Reduction of paid in capital for management fees       (8,377)                    (8,377)
Net loss for the year ended July 31, 1998                                                         (778,556)       (778,556)

                                                   --------------------------------------------------------------------------
Balance at July 31, 1998                            5,818,813       5,819        627,726        (1,104,236)       (470,691)
Issuance of 178,000 shares-Various dates in 1998      178,000         178         72,372                            72,550
Repurchase of 73,000 shares-Various dates in 1998     (73,000)        (73)        (5,227)                           (5,300)
Issuance of 43,000 shares-Various dates in 1998        43,000          43         87,442                            87,485
Reduction of paid in capital for management fees                                 (16,215)                          (16,215)
Net loss for 5 months ended December 31, 1998                                                     (403,184)       (403,184)

                                                   --------------------------------------------------------------------------
Balance at December 31, 1998                        5,966,813       5,967        766,098        (1,507,420)       (735,355)
Issuance of 7,357,055 shares-Various dates-1999     7,357,055       7,357        479,515                           486,872
Net income for the year ended December 31, 1999                                                     57,393          57,393

                                                   --------------------------------------------------------------------------
Balance at December 31, 1999                       10,543,368    $ 10,543     $1,248,394       $(1,450,027)    $  (191,090)
Issuance of shares subscribed but not yet
  issued - Various dates in 2000                    4,420,783       4,421        493,512                           497,933
Issuance of shares for services rendered              583,652         584         24,766                            25,350
Cancellation of shares issued previously             (200,000)       (200)                                            (200)
Net loss for the year ended December 31, 2000                                                     (557,741)       (557,741)
                                                   --------------------------------------------------------------------------

Balance at December 31, 2000                       15,347,803   $  15,348    $ 1,766,672       $(2,007,768)    $  (225,748)



(1) See Note 5 to the financial statements.
(2) Stock issued in exchange for legal expenses, administrative fees and commissions relating to the stock offering. (3) Stock issue costs deducted from additional paid in capital related to the offering/sale totaled $53,697.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

Note 1 - Organization and Business Activity

Pathobiotek Diagnostics, Inc., (the "Company") was formed on August 5, 1996, under the laws of the State of Texas for the purpose of developing, producing, distributing, selling and/or performing diagnostics for various virus and bacterium. The Company is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No 7, "Accounting and Reporting by Development State Enterprises". Pathobiotek Diagnostics, Inc. was a subsidiary of Pacific Biotech International, Inc. (the "Parent"), a Texas Corporation, until May 16, 2000. Pacific Biotech International, Inc. no longer owns any shares of the Company. On March 6, 2000, the Company completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. (IEI) in which the Company acquired all 672,000 issued and outstanding shares of IEI for $150,000 for purposes of completing a merger of the Company and IEI. The Company was the surviving entity.

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2000

Asset Valuation:
----------------
The carrying amounts of long-lived assets are reviewed periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

Amortization of Patent Related Costs:
-------------------------------------
In connection with the issuance of shares of stock to the parent (Note 5), the Company was assigned and licensed all technological applications of one U.S. Patent Application. Legal costs related to the application incurred by the Company are capitalized in accordance with management's estimation andexpectation of securing a patent.

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS  - continued
December 31, 2000


Net  (Loss) Per Share
----------------------------

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.


Note 3 - Note Payable - Related Party

In connection with the purchase of lab equipment and supplies from the Parent totaling $91,887, the Company entered into a promissory note payable agreement. The balance and any unpaid interest was due on or before maturity of July 31, 2000. The note is secured by the lab equipment. Effective May 16, 2000, the Parent transferred the note receivable to the President of the Company. The balance due at December 31, 2000, is $28,150.

Note 4 - Income Taxes

The Company has incurred net operating losses of $2,007,768 since inception. No tax benefit has been recorded relating to these losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforwards will expire beginning in the year 2012.

Note 5 - Related Party Transactions

On August 7, 1996, the Company issued 4,000,000 shares of stock to the Parent, Pacific Biotech International, Inc., in exchange for certain intangible assets consisting primarily of licenses rights and technological applications. In accordance with APB 16 and 29, the exchange was recorded at the Parent company's historical capitalized basis, which was not considered material at August 7, 1996.

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2000

Note 6 - Subscribed Stock

In addition to the 2,000,000 shares due to two executives related to the transfer of stock from the former Parent (Note 5), at December 31, 2000, there were 1,128,283 shares subscribed but not yet issued.

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
                                                        -------------
                                                           9,991
                                                        =============

Rent expense for 2000 was $30,000.
Rent expense from August 5, 1996 through December 31, 2000, was $128,000.