Form 10KSB/A
period 2000-12-31
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2001-04-26
CIK 1098329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


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

                                            PATHOBIOTEK DIAGNOSTICS, INC.
                                            (Registrant)

Date:  April 26, 2001
                                BY:     /s/ Robert C. Simpson
                                       -------------------------------
                                         Robert C. Simpson, PhD, President

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

                                        /s/ Luther Lindener
                                       --------------------------------
                                         Luther Lindener, MD, PhD, Director

                                        /s/ Greg McDonald
                                       --------------------------------
                                         Greg McDonald, PhD, Director

                                        /s/ John Bonfiglio
                                       --------------------------------
                                         John Bonfiglio, Director

                                        /s/ Andy Blasband
                                       --------------------------------
                                         Andy Blasband, PhD, Director

                        Wrinkle, Gardner & Company, P.C.
                          Certified Public Accountants
                           211 E. Parkwood, Suite 100
                             Friendswood, TX 77546
                                 (281) 992-2200


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Pathobiotek Diagnostics, Inc.
Houston, TX

We have audited the accompanying balance sheet of Pathobiotek Diagnostics, Inc. as of December 31, 2000, and the related statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathobiotek Diagnostics, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 8 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wrinkle, Gardner & Company, P.C.
April 24, 2001
Friendswood, Texas



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
                                                                       =================               =================


                       See notes to financial statements.




PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period August 5, 1996 (Inception) through December 31, 2000




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
                                                        -------------
                                                           9,991
                                                        =============

Rent expense for 2000 was $30,000.
Rent expense from August 5, 1996 through December 31, 2000, was $128,000.


Note 8 - Going Concern

       The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $2,007,768 since inception. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

       Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management has recently been able to secure an agreement to sell 8,000,000 shares of stock for $400,000 from an outside investment group.

       Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.