Form 10QSB
period 2001-03-31
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2001-05-24
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------
March 31, 2001                                      000-28519




                          PATHOBIOTEK DIAGNOSTICS, INC.
                                   (New Name)
                            -------------------------

               Texas                           76-0510754
               -------                         ----------
        (State of incorporation)               (I.R.S. Employer
                                               Identification No.)


            4800 Research Forest Drive, The Woodlands, TX 77381-4142
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                  14,219,520 common shares as of March 31, 2001

Part I:  FINANCIAL INFORMATION


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)

                                                               March 31, 2001           December 31, 2000
                                                           ---------------------        -----------------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $                    0         $     5,115
    Employee receivables                                                  2,158               2,158
                                                           ---------------------        ------------
Total current assets                                                      2,158         $     7,273

PROPERTY AND EQUIPMENT, at cost                                         145,366             142,533
    Less: Accumulated depreciation                                     (100,386)            (93,496)
                                                           ---------------------        ------------
                                                                         44,980         $    43,037

OTHER ASSETS
    Deposits                                                             10,000              10,000
    Patent costs                                                         59,459              59,459
    Less: Accumulated amortization                                       (9,539)             (8,799)
    Other assets                                                            300                 300
                                                           ---------------------        ------------
                                                                         60,220              60,960
                                                           ---------------------        ------------
                                                         $              107,358         $   117,270
                                                           =====================        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable and accrued expenses          $              375,815         $   314,868
    Due to shareholder                                                   28,150              28,150
                                                           ---------------------        -----------
Total current liabilities                                               403,965         $   343,018

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 14,219,520 shares,
      stock suscribed but not issued 1,184,283 shares
      (Note 6)                                                           15,348         $    15,348
    Additional paid in capital                                        1,812,231           1,766,672
    Deficit accumulated during the development stage                 (2,124,186)         (1,007,768)
                                                           ---------------------        ------------
Total shareholders' equity                                             (296,607)           (225,748)
                                                           ---------------------        ------------
                                                         $              107,358         $   117,270
                                                           =====================        ============


                       See notes to financial statements.
                                      F-1


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)

                                                                       Three                  Three                   From
                                                                      months                 months              August 5, 1996
                                                                       ended                  ended                 through
                                                                  March 31, 2001         March 31, 2000          March 31, 2001
                                                                --------------------   --------------------  -----------------------

Revenues                                                      $                   0  $                   0 $                   1850
Direct costs                                                                      0                      0                        0
                                                                --------------------   --------------------  -----------------------
Gross profit                                                                      0                      0                    1,850

Administrative and general expenses                                         108,281                281,491                1,994,354
Depreciation expense                                                          7,632                  5,537                  109,925
                                                                --------------------   --------------------  -----------------------
                                                                            115,913                287,028                2,104,279
                                                                --------------------   --------------------  -----------------------
Loss from operations                                                       (115,913)              (287,028)              (2,102,429)

Other income                                                                      0                      0                    4,800
Interest expense                                                               (505)                (1,746)                 (26,557)
                                                                --------------------   --------------------  -----------------------
                                                                               (505)                (1,746)                 (21,757)
                                                                --------------------   --------------------  -----------------------
Loss before income taxes                                                   (116,418)              (288,774)              (2,124,186)
Federal income taxes - current expense (benefit)                                  0                      0                        0
                                                                --------------------   --------------------  -----------------------
Net loss                                                                   (116,418)              (288,774)              (2,124,186)

Accumulated deficit at beginning of period                               (2,007,768)            (2,370,418)                       0
                                                                --------------------   --------------------  -----------------------
Deficit accumulated during the development stage              $          (2,124,186) $          (2,659,192)$             (2,124,186)
                                                                ====================   ====================  =======================
Weighted Average Number of Shares Outstanding,
including subscribed but unissued                                        15,403,803             15,403,803

Net Profit (Loss) per share                                                  >($.01)                >($.01)


                       See notes to financial statements.
                                      F-2


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Period August 5, 1996 (Inception) through March 31, 2001
                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                           Additional         During the
                                                                          Common           Paid in           Development
                                                                          Stock            Capital (3)          Stage       Total
                                                               -------------------------------------------------------------------
Issuance of 4,000,000 shares - August 7, 1996                    4,000,000(1)  $   4,000  $             $             $      4,000
Issuance of 77,320 shares - January 23, 1997                        77,320            77          9,923                     10,000
Issuance of 300,000 shares - January 23, 1997                      300,000(2)        300                                       300
Issuance of 86,800 shares - Various dates in 1997                   86,800            87         35,118                     35,205
Issuance of 480,000 shares - Various dates in 1997                 480,000           480        254,520                    255,000
Net loss for the period August 5, 1996 (Inception) through
     July 31, 1997                                                                                          (325,680)     (325,680)
                                                               --------------------------------------------------------------------
Balance at July 31, 1997                                         4,944,120         4,944        299,561     (325,680)      (21,175)
Issuance of 970,193 shares - Various dates in 1998                 970,193           970        417,927                    418,897
Repurchase of 225,000 shares - Various dates in 1998              (225,000)         (225)       (99,775)                  (100,000)
Issuance of 129,500 shares - Various dates in 1998                 129,500           130         18,390                     18,520
Reduction of paid in capital for management fees                                                 (8,377)                    (8,377)
Net loss for the year ended July 31, 1998                                                                   (778,556)     (778,556)
                                                               --------------------------------------------------------------------
Balance at July 31, 1998                                         5,818,813         5,819        627,726   (1,104,236)     (470,691)
Issuance of 178,000 shares - Various dates in 1998                 178,000           178         72,372                     72,550
Repurchase of 73,000 shares - Various dates in 1998                (73,000)          (73)        (5,227)                    (5,300)
Issuance of 43,000 shares - Various dates in 1998                   43,000            43         87,442                     87,485
Reduction of paid in capital for management fees                                                (16,215)                   (16,215)
Net loss for 5 months ended December 31, 1998                                                               (403,184)     (403,184)
                                                               --------------------------------------------------------------------
Balance at December 31, 1998                                     5,966,813         5,967        766,098   (1,507,420)     (735,355)
Issuance of 4,576,555 shares - Various dates in 1999             4,576,555         4,576        482,296                    486,872
Net loss for the year ended December 31, 1999                                                                 57,393        57,393
                                                               --------------------------------------------------------------------
Balance at December 31, 1999                                    10,543,368        10,543      1,248,394   (1,450,027)     (191,090)
Issuance of shares previously subscribed - various dates         4,420,783         4,421        493,512                    497,933
Issuance of shares for services rendered                           583,652           584         24,766                     25,350
Cancelation of previously issued shares                           (200,000)         (200)                                     (200)
Net loss for the year ended December 31, 2000                                                               (557,741)     (557,741)
                                                               --------------------------------------------------------------------
Balance at December 31, 2000                                    15,347,803        15,348      1,766,672   (2,007,768)     (225,748)
Issuance of shares for cash                                        928,137           928         45,559                     46,487
Cancelation of previously issued shares                           (928,137)         (928)                                     (928)
Net loss for quarter ended March 31, 2001                                                                   (116,418)     (116,418)
                                                               --------------------------------------------------------------------
Balance at March 31, 2001                                       15,347,803     $  15,348  $   1,812,231 $ (2,124,186) $   (296,607)
                                                               ====================================================================




(1) See notes to the financial statements.
(2) Stock issued in exchange for legal expenses, administrative fees and commissions relating to the stock offering.
(3) Stock issue costs deducted from additional paid in capital related to the offering/sale totaled $53,697.

                       See notes to financial statements.
                                      F-3


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                         Three                Three                 From
                                                                        months               months            August 5, 1996
                                                                         ended                ended               through
                                                                    March 31, 2001       March 31, 2000        March 31, 2001
                                                                   ------------------   ------------------  ---------------------

OPERATING ACTIVITIES
Net loss                                                         $          (116,418) $          (288,774)$           (2,124,186)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                            7,632                6,096                109,925
      Changes in operating assets and liabilities:
         Other receivables                                                         0                    0                 (2,158)
         Patent costs                                                              0               (1,500)               (59,459)
         Deposits                                                                  0                    0                (10,000)
         Other assets                                                              0                    0                   (300)
         State tax refund receivable                                               0                  270                      0
         Trade accounts payable and accrued expenses                          44,154              155,552                375,815
                                                                   ------------------   ------------------  ---------------------
Net cash provided by (used in) operating activities                          (64,632)            (128,356)            (1,710,363)

INVESTING ACTIVITIES
Capital expenditures                                                          (2,834)              (5,145)              (145,366)
Reverse merger                                                                     0             (150,000)              (150,000)
                                                                   ------------------   ------------------  ---------------------
Net cash provided by (used in) investing activities                           (2,834)            (155,145)              (295,366)

FINANCING ACTIVITIES
Principal payments on long-term debt                                               0              (16,054)               (16,054)
Related parties                                                                    0                    0                 28,150
Proceeds from issuance of stock                                               54,008              421,860              1,985,290
                                                                   ------------------   ------------------  ---------------------
Net cash provided by financing activities                                     54,008              405,806              1,997,386
                                                                   ------------------   ------------------  ---------------------
(DECREASE) INCREASE IN CASH                                                  (13,458)             122,305                 (8,343)
Cash and cash equivalents at beginning of period                               5,115               24,135                      0
                                                                   ------------------   ------------------  ---------------------
Cash and cash equivalents at end of priod                        $            (8,343) $           146,440 $               (8,343)
                                                                   ==================   ==================  =====================




                       See notes to financial statements.
                                      F-4

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2001

Note 1 - Organization and Business Activity

Pathobiotek Diagnostics, Inc., (the "Company") was formed on August 5, 1996, under the laws of the State of Texas for the purpose of developing, producing, distributing, selling and/or performing diagnostics for various virus and bacterium. The Company is a developmental stage company under Statement of Financial Accounting Standard ("SFAS") No 7, "Accounting and Reporting by Development State Enterprises". Pathobiotek Diagnostics, Inc. was a subsidiary of Pacific Biotech International, Inc. (the "Parent"), a Texas Corporation, until May 16, 2000. Pacific Biotech International, Inc. no longer owns any shares of the Company. On March 6, 2000, the Company completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. (IEI) in which the Company acquired all 672,000 issued and outstanding shares of IEI for $150,000 for purposes of completing a merger of the Company and IEI. The Company was the surviving entity. These financial statements assume the Company will continue as a going concern. There is substantial doubt the Company can continue as a going concern due to losses and a lack of financing. No adjustments have been made for this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Supplemental schedule of non-cash investing and financing activities: Equipment totaling $91,887 was acquired through a note payable financing agreement.

Property and Equipment:
----------------------

Property and equipment, consisting primarily of lab and computer equipment, is stated at cost. Depreciation is computed using the straight-line method over estimated lives ranging from 5 to 7 years.

Maintenance and repairs are expensed as incurred; major renewals and improvements are capitalized.

Use of Estimates:
----------------

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported revenues and expenses. Actual results could differ from the estimates.

Asset Valuation:
---------------

The carrying amounts of long-lived assets are reviewed periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

Amortization of Patent Related Costs:
------------------------------------

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued
March 31, 2001


The patent process may take from several months to several years. Should the patent be denied or its value impaired, the balance of unamortized costs will be expensed at that date.

Income Taxes:
------------

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

Fair Value of Financial Instruments:
-----------------------------------

The carrying amounts of cash, receivables, and payables approximate their fair values due to the short-term maturities of these instruments.

Net  (Loss) Per Share
---------------------

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


Note 3 - Note Payable - Related Party

In connection with the purchase of lab equipment and supplies from the Parent totaling $91,887, the Company entered into a promissory note payable agreement. The balance and any unpaid interest was due on or before maturity of July 31, 2000. The note is secured by the lab equipment. Effective May 16, 2000, the Parent transferred the note receivable to the President of the Company. The balance due at March 31, 2001, is $28,150.

Note 4 - Income Taxes

The Company has incurred net operating losses of $2,124,186 since inception. No tax benefit has been recorded relating to these losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforwards will expire beginning in the year 2012.

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS  - continued
March 31, 2001



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

Note 6 - Subscribed Stock

In addition to the 2,000,000 shares due to two executives related to the transfer of stock from the former Parent (Note 5), at March 31, 2001, there were 1,128,283 shares subscribed but not yet issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD IN 2000.

        The Company had no revenues in the quarter in 2001 or 2000. The Company incurred ongoing operations expenses related to research and development of its products of $115,913 in the quarter in 2001 compared to $287,028 in the period in 2000. The Company had a loss on operations in the quarter of ($115,913) in 2001 and ($287,028) in 2000. The net loss after interest expense in the quarter was ($116,418) in 2001 and ($288,774) in 2000. The net loss per share was less than ($.01) for the period.


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

Date: May 24, 2001

                                    PATHOBIOTEK



                                    /s/ Robert Simpson
                                    --------------------------
                                    Robert Simpson, President