Form 10KSB/A
period 2000-12-31
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2001-06-19
CIK 1098329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



                                  AMENDMENT #2


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


       Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management has recently been able to secure an agreement to sell certain intangible assets which are not related to the core business for $400,000 from an outside investment group.


       Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.