Form 10QSB
period 2001-06-30
PATHOBIOTEK DIAGNOSTICS INC/TX
filed 2001-08-27
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------
June 30, 2001                                      000-28519




                          PATHOBIOTEK DIAGNOSTICS INC.
                            -------------------------
                               (Registrant's Name)

               Texas                               76-0510754
               -------                             ----------
        (State of incorporation)                   (I.R.S. Employer
                                                   Identification No.)


            4800 Research Forest Drive, The Woodlands, TX 77381-4142
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (810) 629-9062


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

                  19,955,654 common shares as of June 30, 2001

Part I:  FINANCIAL INFORMATION


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)


                                                                June 30, 2001           June 30, 2000
                                                            --------------------        -------------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $              7,748               5,115
    Employee receivables                                                 2,158               2,158
    Due from lender                                                    200,000                   -
                                                            -------------------         -----------
Total current assets                                                   209,906               7,273

PROPERTY AND EQUIPMENT, at cost                                        145,366             142,533
    Less: Accumulated depreciation                                    (107,300)            (93,496)
                                                            -------------------         -----------
                                                                        38,066              49, 037

OTHER ASSETS
    Deposits                                                            10,000              10,000
    Patent costs                                                        59,459              59,459
    Less: Accumulated amortization                                     (10,439)             (8,799)
    Other assets                                                           300                 300
                                                            -------------------         -----------
                                                                        59,320              60,960
                                                            -------------------         -----------
                                                          $            307,292          $  117,270
                                                            ===================         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable and accrued expenses           $            379,265          $  314,018
    Due to shareholder                                                  26,361              28,150
    Notes payable                                                      270,000                   -
                                                            -------------------         ----------
Total current liabilities                                              675,626             343,018

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 15,347,803 shares,                         21,140              15,348
    Additional paid in capital                                       2,435,015           1,766,672
    Deficit accumulated during the development stage                (2,824,489)         (2,224,489)
                                                            -------------------         -----------
Total shareholders' equity                                            (368,334)           (225,748)
                                                            -------------------         -----------
                                                          $            307,292          $  117,270
                                                            ===================         ===========


                       See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)

                                                            Six             Six             Three          Three           From
                                                           months          months          months         months      August 5, 1996
                                                           ended           ended            ended          ended          through
                                                       June 30, 2001   June 30, 2000    June 30, 2001  June 30, 2000   June 30, 2001
                                                       --------------  --------------  --------------  -------------  --------------

Revenues                                                $           0 $           0 $             0  $            0 $        1,850
Direct costs                                                        0             0               0               0              0
                                                          ------------  ------------  --------------   -------------  -------------
Gross profit                                                        0             0               0               0          1,850

Administrative and general expenses                           800,305       495,272         692,024         213,053      2,686,378
Depreciation expense                                           15,446        12,140           7,814           7,331        117,739
                                                          ------------  ------------  --------------   -------------  -------------
                                                              815,751       507,412         699,838         220,384      2,804,117
                                                          ------------  ------------  --------------   -------------  -------------
Loss from operations                                         (815,751)     (507,412)       (699,838)       (220,384)    (2,802,267)

Other income                                                        0             0               0               0          4,800
Interest expense                                                 (970)       (2,074)           (465)           (328)       (27,022)
                                                          ------------  ------------  --------------   -------------  -------------
                                                                 (970)       (2,074)           (465)           (328)       (22,222)
                                                          ------------  ------------  --------------   -------------  -------------
Loss before income taxes                                     (816,721)     (509,486)       (700,303)       (220,712)    (2,824,489)
Federal income taxes - current expense (benefit)                    0             0               0               0              0
                                                          ------------  ------------  --------------   -------------  -------------
Net loss                                                     (816,721)     (509,486)       (700,303)       (220,712)    (2,824,489)

Accumulated deficit at beginning of period                 (2,007,768)   (2,370,418)     (2,124,186)     (2,659,192)             0
                                                          ------------  ------------  --------------   ------------ ---------------
Deficit accumulated during the development stage        $  (2,824,489)$  (2,879,904)$    (2,824,489) $   (2,879,904)$   (2,824,489)
                                                          ============  ============  ==============   =============  =============


                       See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Period August 5, 1996 (Inception) through June 30, 2001
                                                                                                             Deficit
                                                                                                             Accumulated
                                                                                               Additional    During the
                                                               Common                            Paid in     Development
                                                                Stock                          Capital (3)      Stage     Total
                                                             -----------------------------------------------------------------------
Issuance of 4,000,000 shares - August 7, 1996                    4,000,000 (1)   $  4,000  $            $               $     4,000
Issuance of 77,320 shares - January 23, 1997                        77,320             77         9,923                      10,000
Issuance of 300,000 shares - January 23, 1997                      300,000 (2)        300                                       300
Issuance of 86,800 shares - Various dates in 1997                   86,800             87        35,118                      35,205
Issuance of 480,000 shares - Various dates in 1997                 480,000            480       254,520                     255,000
Net loss for the period August 5, 1996 (Inception) through
     July 31, 1997                                                                                            (325,680)    (325,680)
                                                             -----------------------------------------------------------------------
Balance at July 31, 1997                                         4,944,120          4,944       299,561       (325,680)     (21,175)
Issuance of 970,193 shares - Various dates in 1998                 970,193            970       417,927                     418,897
Repurchase of 225,000 shares - Various dates in 1998              (225,000)          (225)      (99,775)                   (100,000)
Issuance of 129,500 shares - Various dates in 1998                 129,500            130        18,390                      18,520
Reduction of paid in capital for management fees                                                 (8,377)                     (8,377)
Net loss for the year ended July 31, 1998                                                                     (778,556)    (778,556)
                                                             -----------------------------------------------------------------------
Balance at July 31, 1998                                         5,818,813          5,819       627,726     (1,104,236)    (470,691)
Issuance of 178,000 shares - Various dates in 1998                 178,000            178        72,372                      72,550
Repurchase of 73,000 shares - Various dates in 1998                (73,000)           (73)       (5,227)                     (5,300)
Issuance of 43,000 shares - Various dates in 1998                   43,000             43        87,442                      87,485
Reduction of paid in capital for management fees                                                (16,215)                    (16,215)
Net loss for 5 months ended December 31, 1998                                                                 (403,184)    (403,184)
                                                             -----------------------------------------------------------------------
Balance at December 31, 1998                                     5,966,813          5,967       766,098     (1,507,420)    (735,355)
Issuance of 4,576,555 shares - Various dates in 1999             4,576,555          4,576       482,296                     486,872
Net loss for the year ended December 31, 1999                                                                   57,393       57,393
                                                             -----------------------------------------------------------------------
Balance at December 31, 1999                                    10,543,368         10,543     1,248,394     (1,450,027)    (191,090)
Issuance of shares previously subscribed - various dates         4,420,783          4,421       493,512                     497,933
Issuance of shares for services rendered                           583,652            584        24,766                      25,350
Cancelation of previously issued shares                           (200,000)          (200)                                     (200)
Net loss for the year ended December 31, 2000                                                                 (557,741)    (557,741)
                                                             -----------------------------------------------------------------------
Balance at December 31, 2000                                    15,347,803         15,348     1,766,672     (2,007,768)    (225,748)
Issuance of shares for cash                                        928,137            928                                       928
Cancelation of previously issued shares                           (928,137)          (928)                                     (928)
                                                             -----------------------------------------------------------------------

                       See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Period August 5, 1996 (Inception) through June 30, 2001
(Continued)



Issuance of shares for services rendered                         4,607,851          4,608       668,343                     672,951
Shares subscribed, not issued                                    1,184,283          1,184                                     1,184
Net loss for six months ended June 30, 2001                                                                   (816,721)    (816,721)
                                                             -----------------------------------------------------------------------
Balance at March 31, 2001                                       21,139,937       $ 21,140  $  2,435,015 $   (2,824,489) $  (368,334)
                                                             =======================================================================


                       See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            Six             Six           Three          Three        From
                                                          months          months          months         months     August 5, 1996
                                                           ended           ended          ended          ended       through
                                                       June 30, 2001   June 30, 2000  June 30, 2001  June 30, 2000  June 30, 2001
                                                       -------------   -------------  -------------  -------------  --------------
OPERATING ACTIVITIES
Net loss                                              $     (816,721)$      (509,486)$   (700,303)$   (220,712)$   (2,824,489)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                           15,446          13,427        7,814        7,331        117,739
      Stock based compensation                               668,343               0      600,000            0        668,343
      Changes in operating assets and liabilities:
         Other receivables                                         0               0            0            0         (2,158)
         Patent costs                                              0            (575)           0      (12,260)       (59,459)
         Deposits                                                  0               0            0            0        (10,000)
         Other assets                                              0               0            0            0           (300)
         State tax refund receivable                               0             270            0            0              0
         Trade accounts payable and accrued expenses          64,395         241,936        3,450       86,384        387,608
                                                         ------------   -------------  -----------  -----------  -------------
Net cash provided by (used in) operating activities          (68,537)       (254,428)     (89,039)    (139,257)    (1,722,716)

INVESTING ACTIVITIES
Capital expenditures                                          (2,833)         (8,978)           0       (3,833)      (145,366)
Reverse merger                                                     0        (150,000)           0            0       (150,000)
                                                         ------------   -------------  -----------  -----------  -------------
Net cash provided by (used in) investing activities           (2,833)       (158,978)           0       (3,833)      (295,366)

FINANCING ACTIVITIES
Proceeds from short-term debt                                 70,000               0       70,000            0         70,000
Principal payments on long-term debt                               0         (16,054)           0      (16,685)       (16,054)
Related parties                                                4,003         (16,685)       4,003       13,185         26,361
Proceeds from issuance of stock                                    0         422,010       22,784          150      1,945,523
                                                         ------------   -------------  -----------  -----------  -------------
Net cash provided by (used in) financing activities           74,003         389,271       96,787       (3,350)     2,025,830
                                                         ------------   -------------  -----------  -----------  -------------
(DECREASE) INCREASE IN CASH                                    2,633         (24,135)       7,748     (146,440)         7,748
Cash and cash equivalents at beginning of period               5,115          24,135            0      146,440              0
                                                         ------------   -------------  -----------  -----------  -------------
Cash and cash equivalents at end of priod             $        7,748 $             0 $      7,748 $          0 $        7,748
                                                         ============   =============  ===========  ===========  =============



                       See notes to financial statements.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2001

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued
June 30, 2001

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

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS  - continued
June 30, 2001


Net  (Loss) Per Share
----------------------------

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive. Loss per share for the three and six-months ended June 30, 2001 was $(.04) and loss per share for the three and six-months ended June 30, 2000 was $(.02) and $(.04), respectively.


Note 3 - Note Payable - Related Party

In connection with the purchase of lab equipment and supplies from the Parent totaling $91,887, the Company entered into a promissory note payable agreement. The balance and any unpaid interest was due on or before maturity of July 31, 2000. The note is secured by the lab equipment. Effective May 16, 2000, the Parent transferred the note receivable to the President of the Company. The balance due at June 30, 2001, is $26,361.

Note 4 - Income Taxes

The Company has incurred net operating losses of $2,824,489 since inception. No tax benefit has been recorded relating to these losses because realization of the carryforward benefit is uncertain. For tax purposes, the net operating loss carryforwards will expire beginning in the year 2012.

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

In March 1999, the Company issued an additional 2,000,000 shares of stock to the Parent in exchange for certain intangible assets as described above. The exchange was recorded at the Parent company's historical capitalized basis, which was not considered material at March 1999. An additional 2,000,000 shares was due to the Parent as of March 31, 2000. The right to receive the 2,000,000 shares was transferred to two executives of the Company effective May 16, 2000. These shares were issued in April 2001 and did not have a material affect on the Company's financial position.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS - continued
June 30, 2001

Note 6 - Subscribed Stock

In addition there were 1,128,283 shares subscribed but not yet issued.

Note 7 - Reverse Stock Split

At a shareholders meeting held on July 16, 2001, the shareholders approved a one for forty reverse split of common shares except no shareholder to be reduced to less than ten shares. At the same meeting, shareholders approved the transfer of technology, patents, and proprietary research to Pathobiotek, Inc., a wholly-owned subsidiary and a spin-off by dividend, share for share (pre-reverse split), of the subsidiary Pathobiotek, Inc. to shareholders, pro rata, effective for shareholders as of record date of June 22, 2001.

Note 8 - Note Payable

The Company has entered into a promissory note agreement whereby it would receive $250,000 from an outside lender. To date $70,000 has been received. Should the Company be unable to repay this debt, a change of control would take place.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000

The Company had no revenues in the quarter in 2001 or 2000. The Company incurred $92,024 in general and administrative expenses in the quarter in 2001 compared to $213,053 in expenses in the same quarter in 2000. The Company had a net loss of ($99,838), including depreciation, in the quarter in 2001 compared to ($220,384), including depreciation, in the quarter in 2000. The net loss per share was ($.006) in the quarter in 2001 compared to ($.014) in the quarter in 2000.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000

The Company had no revenues in the six month period in 2001 and 2000. The Company incurred $200,305 in general and administrative expenses and $15,446 in the period in 2001 compared to $495,272 in general and administrative expenses and $12,140 in depreciation in the period in 2000. The company incurred interest expense of $970 in the six month period in 2001 and interest expense of $2074 in the six month period in 2000. The net loss was ($216,721) in the six month period in 2001 compared to ($509,486) in the six month period in 2000. The net loss per share was ($.014) in the six month period in 2001 compared to ($.03) in the period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $7,748 cash capital at the end of the period. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

Date: August 27, 2001

                                    PATHOBIOTEK DIAGNOSTICS, INC.



                                    /s/ Robert Simpson
                                    --------------------------
                                    Robert Simpson, President