Form 10QSB
period 2001-09-30
ATNG INC
filed 2001-12-07
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------
September 30, 2001                                  000-28519




                                   ATNG, INC.
                            -------------------------
                                   (New Name)


                         PATHOBIOTEK DIAGNOSTICS, INC.
                        -------------------------------
                                 (Former Name)


               Texas                        76-0510754
               -------                      ----------
        (State of incorporation)            (I.R.S. Employer
                                            Identification No.)

            4800 Research Forest Drive, The Woodlands, TX 77381-4142
            ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (901) 818-4880


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

                 390,696 common shares as of September 30, 2001

Part I:  FINANCIAL INFORMATION

PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)

                                                                             September 30, 2001                 December 31, 1999
                                                                          --------------------------         -----------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         -                      $     5,115
    Employee receivables                                                $         2,158                            2,158
    Due from lender                                                             239,794                                -
                                                                          --------------                     ------------
Total current assets                                                            241,952                            7,273

PROPERTY AND EQUIPMENT, at cost                                                 145,366                          143,533
    Less: Accumulated depreciation                                             (114,215)                         (93,496)
                                                                          --------------                     ------------
                                                                                 31,151                           49,037

OTHER ASSETS
    Deposits                                                                     10,000                           10,000
    Patent costs                                                                 59,459                           59,459
    Less: Accumulated amortization                                              (11,339)                          (8,799)
    Other assets                                                                    300                              300
                                                                          --------------                     ------------
                                                                                 58,420                           60,960
                                                                          --------------                     ------------
                                                                        $       331,522                         $117,270
                                                                          ==============                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash overdraft                                                      $         8,432                      $         -
    Trade accounts payable and accrued expenses                                 454,724                          314,868
    Due to shareholder                                                           26,361                           28,150
    Notes payable                                                               270,000                                -
                                                                          --------------                     ------------
Total current liabilities                                                       759,516                          343,018

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value,
      authorized 20,000,000 shares,
      issued and outstanding 14,163,520 shares,
      stock suscribed but not issued 1,464,283 shares
      (Note 6)                                                                   15,628                           15,348
    Additional paid in capital                                                1,857,017                        1,766,672
    Deficit accumulated during the development stage                         (2,300,639)                      (2,007,768)
                                                                          --------------                     ------------
Total shareholders' equity                                                     (427,994)                        (225,748)
                                                                          --------------                     ------------
                                                                        $       331,522                      $   117,270
                                                                          ==============                     ============


See notes to financial statements.



PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)







                                                    Nine               Nine           Three            Three           From
                                                   months             months          months          months       August 5, 1996
                                                   ended              ended           ended            ended          through
                                               Sept. 30, 2001     Sept. 30, 2000  Sept. 30, 2001   Sept. 30, 2000  Sept. 30, 2001
                                             -------------------  --------------- ---------------  --------------  --------------
Revenues                                                      0 $              0               0 $             0 $         1,850
Direct costs                                                  0                0               0               0               0
                                             -------------------  --------------- ---------------  --------------  --------------
Gross profit                                                  0                0               0               0           1,850

Administrative and general expenses                     268,640          660,052          68,335         164,780       2,154,713
Depreciation and amortization expense                    23,261           18,875           7,815           6,735         125,554
                                             -------------------  --------------- ---------------  --------------  --------------
                                                        291,901          678,927          76,150         171,515       2,280,267
                                             -------------------  --------------- ---------------  --------------  --------------
Loss from operations                                   (291,901)        (678,927)        (76,150)       (171,515)     (2,278,417)

Other income                                                  0                0               0                           4,800
Interest expense                                           (970)          (2,499)              0            (425)        (27,022)
                                             -------------------  --------------- ---------------  --------------  --------------
                                                           (970)          (2,499)              0            (425)        (22,222)
                                             -------------------  --------------- ---------------  --------------  --------------
Loss before income taxes                               (292,871)        (681,426)        (76,150)       (171,940)     (2,300,639)
Federal income taxes - current expense (benefit)              0                0               0               0               0
                                             -------------------  --------------- ---------------  --------------  --------------
Net loss                                               (292,871)        (681,426)        (76,150)       (171,940)     (2,300,639)

Accumulated deficit at beginning of period           (2,007,768)      (2,370,418)     (2,224,489)     (2,879,904)              0
                                             -------------------  --------------- ---------------  --------------  --------------
Deficit accumulated during the development stage     (2,300,639)$     (3,051,844)     (2,300,639)$    (3,051,844)$    (2,300,639)
                                             ===================  =============== ===============  ==============  ==============
Loss Per Share                                             (.02)            (.05)           (.01)           (.01)



See notes to financial statements.


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Period August 5, 1996 (Inception) through September 30, 2001
                                                                                                             Deficit
                                                                                                            Accumulated
                                                                                            Additional     During the
                                                                 Common                       Paid in       Development
                                                                  Stock                     Capital (3)       Stage         Total
                                                             ----------------------------------------------------------------------
Issuance of 4,000,000 shares - August 7, 1996                    4,000,000 (1)   $   4,000 $              $           $      4,000
Issuance of 77,320 shares - January 23, 1997                        77,320              77         9,923                    10,000
Issuance of 300,000 shares - January 23, 1997                      300,000 (2)         300                                     300
Issuance of 86,800 shares - Various dates in 1997                   86,800              87        35,118                    35,205
Issuance of 480,000 shares - Various dates in 1997                 480,000             480       254,520                   255,000
Net loss for the period August 5, 1996 (Inception) through
     July 31, 1997                                                                                           (325,680)    (325,680)
                                                             ----------------------------------------------------------------------
Balance at July 31, 1997                                         4,944,120           4,944       299,561     (325,680)     (21,175)
Issuance of 970,193 shares - Various dates in 1998                 970,193             970       417,927                   418,897
Repurchase of 225,000 shares - Various dates in 1998              (225,000)           (225)      (99,775)                 (100,000)
Issuance of 129,500 shares - Various dates in 1998                 129,500             130        18,390                    18,520
Reduction of paid in capital for management fees                                                  (8,377)                   (8,377)
Net loss for the year ended July 31, 1998                                                                    (778,556)    (778,556)
                                                             ----------------------------------------------------------------------
Balance at July 31, 1998                                         5,818,813           5,819       627,726   (1,104,236)    (470,691)
Issuance of 178,000 shares - Various dates in 1998                 178,000             178        72,372                    72,550
Repurchase of 73,000 shares - Various dates in 1998                (73,000)            (73)       (5,227)                   (5,300)
Issuance of 43,000 shares - Various dates in 1998                   43,000              43        87,442                    87,485
Reduction of paid in capital for management fees                                                 (16,215)                  (16,215)
Net loss for 5 months ended December 31, 1998                                                                (403,184)    (403,184)
                                                             ----------------------------------------------------------------------
Balance at December 31, 1998                                     5,966,813           5,967       766,098   (1,507,420)    (735,355)
Issuance of 4,576,555 shares - Various dates in 1999             4,576,555           4,576       482,296                   486,872
Net loss for the year ended December 31, 1999                                                                  57,393       57,393
                                                             ----------------------------------------------------------------------
Balance at December 31, 1999                                    10,543,368          10,543     1,248,394   (1,450,027)    (191,090)
Issuance of shares previously subscribed - various dates         4,420,783           4,421       493,512                   497,933
Issuance of shares for services rendered                           583,652             584        24,766                    25,350
Cancelation of previously issued shares                           (200,000)           (200)                                   (200)
Net loss for the year ended December 31, 2000                                                                (557,741)    (557,741)
                                                             ----------------------------------------------------------------------
Balance at December 31, 2000                                    15,347,803          15,348     1,766,672   (2,007,768)    (225,748)
Issuance of shares for cash                                        928,137             928        90,345                    91,273
Cancellation of previously issued shares                          (928,137)           (928)                                   (928)
Stock subscribed but not issued at September 30, 2001              280,000             280                                     280
Net loss for nine months ended September 30, 2001                                                            (292,871)    (292,871)
                                                             ----------------------------------------------------------------------
Balance at September 31, 2001                                   15,627,803*      $  15,628 $   1,857,017  $(2,300,639)$   (427,994)
                                                             ======================================================================

(* Post reverse split 390,696)



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


PATHOBIOTEK DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                         Nine            Nine            Three           Three            From
                                                        months          months          months           months      August 5, 1996
                                                        ended            ended           ended           ended          through
                                                    Sept. 30, 2001   Sept. 30, 2000  Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2001
                                                    ---------------  --------------  --------------  --------------- ---------------
OPERATING ACTIVITIES
Net loss                                           $      (292,871)$      (681,426)$       (76,150)$       (171,940)$    (2,300,639)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                         23,261          20,894           7,815            7,467         125,554
      Changes in operating assets and liabilities:
         Other receivables                                       0          13,185               0                0          (2,158)
         Patent costs                                            0         (14,760)              0           (1,000)        (59,459)
         Deposits                                                0         (10,000)              0          (10,000)        (10,000)
         Other assets                                            0               0               0                0            (300)
         State tax refund receivable                             0             270               0                0               0
         Trade accounts payable and accrued expenses       139,854         330,789          75,459           88,703         463,067
                                                    ---------------  --------------  --------------  --------------- ---------------
Net cash provided by (used in) operating activities       (129,756)       (341,048)          7,124          (86,770)     (1,783,935)

INVESTING ACTIVITIES
Capital expenditures                                        (2,833)        (11,172)              0           (2,194)       (145,366)
Reverse merger                                                   0               0               0                0        (150,000)
                                                    ---------------  --------------  --------------  --------------- ---------------
Net cash provided by (used in) investing activities         (2,833)        (11,172)              0           (2,194)       (295,366)

FINANCING ACTIVITIES
Cash overdraft                                               8,432               0           8,432                0           8,432
Proceeds from short-term debt                               70,000               0               0                0          70,000
Principal payments on long-term debt                             0         (40,639)              0           (7,900)        (16,054)
Related parties                                            (41,583)              0         (39,794)               0         (13,433)
Proceeds from issuance of stock                             90,625         497,933          16,490          226,073       2,030,356
                                                    ---------------  --------------  --------------  --------------- ---------------
Net cash provided by (used in) financing activities        127,474         457,294         (14,872)         218,173       2,079,301
                                                    ---------------  --------------  --------------  --------------- ---------------
(DECREASE) INCREASE IN CASH                                 (5,115)        105,074          (7,748)         129,209               0
Cash and cash equivalents at beginning of period             5,115          24,135           7,748                0               0
                                                    ---------------  --------------  --------------  --------------- ---------------
Cash and cash equivalents at end of period         $             0 $       129,209 $             0 $        129,209 $             0
                                                    ===============  ==============  ==============  =============== ===============


See notes to financial statements.

PATHOBIOTEK DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September  30, 2001

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

Note 2 - Changes in Control of Registrant

On August 24, 2001, Pathobiotek Diagnostics, Inc. and ATNG, Inc. entered into an Agreement and Plan of Reorganization in which 100% of outstanding shares of ATNG were exchanged by ATNG for 27,836,186 shares of Pathobiotek. Upon exchange, ATNG, Inc. became a wholly-owned subsidiary of Pathobiotek Diagnostics, Inc.

Note 3 - Other Events

On October 17, 2001, the Company changed its name to ATNG, Inc., by filing Amendments to its Articles of Incorporation in Texas.


Note 4 - Net  (Loss) Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive. Loss per share for the three and nine months ended September 30, 2001 was $(.01) and $(.02), respectively, and loss per share for the three and nine-months ended September 30, 2000 was $(.01) and $(.05), respectively.


Note 5 - Reverse Stock Split

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF CHANGES IN FINANCIAL CONDITION

The Company transferred all its assets in biotech related business to its wholly owned subsidiary Pathobiotek, Inc., a Nevada corporation, prior to a pro-rata spin-off by dividend to shareholders, approved by the shareholders in July 2001. All operations were assumed by the subsidiary in the quarter, and the results shown are those of the discontinued operations. Subsequent to period end, in October 2001, the Company completed a Plan and Agreement of Reorganization with ATNG, Inc., a company in the long distance telephone marketing business. The Company changed its name subsequent to quarter end to ATNG, Inc. Future operations results will be those of ATNG, Inc.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPT. 30, 2001 COMPARED TO SEPT. 30, 2000

The Company discontinued operations in the period in biotechnology related business due to a spin-off to shareholders pro rata of the wholly owned subsidiary Pathobiotek, Inc. All biotech related assets were transferred to the subsidiary prior to spin-off.

The Company is in the development stage and had no revenues for the nine month period ended September 30, 2001 but incurred expenses totalling $291,901 and interest cost of $970. The expenses for the nine month period in 2000 were $678,927 plus $2,499 in interest for a total of $681,426 in expenses. The net loss for the nine month period was ($292,871) in 2001 and (681,426) in 2001, and the per share loss was ($.02) in 2001 and ($.05) in 2000 on a pre-reverse split basis.

The Company has had minimal revenues since inception in August 1996, but has incurred ($2,300,639) in deficit during the period since inception to September 30, 2000. The Company expects the trend of losses to continue in the forseeable future due to the start up of business.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

The Company had no revenues in the quarter ended September 30, 2001 or 2000 but incurred operating expenses of $76,150 in 2001 and $171,940, including interest, in 2000. The Company had a net loss of (76,150) in 2001 and ($171,940) for the quarter in 2000. The Company is in the development stage and has had minimal revenues since inception in August 1996.

The Company loss per share for the quarter was ($.01) in 2001 and 2000 on a pre-reverse split basis. The Company expects the trend of losses to continue in the forseeable future due to the lack of developed, marketable products or technology.

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

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 16, 2001 a Shareholders' Meeting was held at which the shareholders approved:

          1.  A 1 for 40 reverse split of the issued and outstanding shares;

          2.  A name change in the discretion of the Board of Directors;

          3. The spin-off pro rata of the shares of the wholly owned subsidiary Pathobiotek, Inc. to Company shareholders as a dividend.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        8-K filed August 6, 2001

        8-K filed September 4, 2001

        8-K filed September 21, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2001

                                    PATHOBIOTEK DIAGNOSTICS, INC.



                                    /s/ E. Robert Gates
                                    --------------------------
                                    E. Robert Gates, President