Form 10KSB
period 2001-12-31
ATNG INC
filed 2002-05-16
CIK 1098329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


                                   ATNG, INC.

             (Exact name of registrant as specified in its charter)

======================================== ===================================== ===============================
                 TEXAS                                 0-28519                           76-0510754
                 -----                                 -------                           ----------
---------------------------------------- ------------------------------------- -------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification
            incorporation)                                                                  No.)
======================================== ===================================== ===============================

         3435 WILSHIRE BLVD., SUITE 2040, LOS ANGELES, CALIFORNIA 90010
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (213) 401-2031
                                 --------------

         Securities registered under Section (b) of the Exchange Act:

                                      NONE

         Securities registered under Section (g) of the Exchange Act:

                         COMMON STOCK - $.0001 PAR VALUE

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES __X___  NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for the most recent fiscal year. $284,927

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of last trade on December 31, 2001 $102,734,548 (at $3.50/share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,352,728 common shares as of December 31, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
Item 1. Description of Business...............................................3

Item 2. Description of Property...............................................9

Item 3. Legal Proceedings.....................................................9

Item 4. Submission of Matters to a Vote of Security Holders...................10

                                     PART II

Item 5. Market for Common Equity and Related
         Stockholder Matters..................................................10

Item 6. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................11

Item 7. Financial Statements..................................................13

Item 8. Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................13



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the
         Exchange Act.........................................................14

Item 10. Executive Compensation...............................................17

Item 11. Security Ownership of Certain Beneficial Owners
          and Management......................................................18

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits, and Reports on Form 8-K....................................24

                                     PART I

ITEM 1.           BUSINESS
--------------------------

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of ATNG, Inc. ("ATNG" or the "Company") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 2001 and any Current Reports on Form 8-K filed by the Company.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

HISTORY

     The Company was incorporated under the laws of the State of Florida on March 4, 1999, as Investra Enterprises, Inc. On March 6, 2000, the Company completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. ("IEI") in which Pathobiotek Diagnostics, Inc. acquired all 672,000 issued and outstanding shares of IEI for $150,000 for purposes of completing a merger of Pathobiotek Diagnostics, Inc. and IEI. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

     Effective as of September 7, 2001, shares of the Company's common stock were reverse-split, one new share for forty old shares, except that no shareholder was reduced to less than 10 shares.

     (A) BUSINESS DEVELOPMENT.

     On October 16, 2001, the Company completed the Plan and Agreement of Reorganization by and between Pathobiotek Diagnostics Inc., ATNG Acquisition, Inc., a Texas corporation, and ATNG, Inc., a Nevada corporation under which Pathobiotek Diagnostics Inc. issued 27,836,186 shares of its common stock as consideration for its wholly owned subsidiary, ATNG Acquisition, Inc. to acquire 100% of the issued and outstanding stock of ATNG, Inc., a Nevada corporation.

ATNG Acquisition, Inc. and ATNG, Inc. merged subsequently. On October 17, 2001, the Company changed its name to ATNG, Inc. ("ATNG") by filing Amendments to its Articles of Incorporation in Texas.

     The Company's executive offices are located at 3435 Wilshire Blvd., Suite 2040, Los Angeles, California 90010; the telephone number is (213) 401-2031, the facsimile number is (213) 389-9973 and the Company's website is located at www.atngroup.com.

     (B) BUSINESS OF THE ISSUER.

     The registrants current business was organized in January 2000 to develop a fully integrated data network to serve both the Voice over Packet telecommunications and web-based information needs of end-users. The Company plans to exploit first-to-market marketing advantages that exist today for the delivery of Voice over Packet and other bundled digital products and services for which demand is growing at an accelerating rate. Acquisitions and/or strategic alliances of/with resellers and ISPs are contemplated to achieve the Company's speed-to-market and customer acquisition objectives.

THE COMPANY'S MISSION

     The Company's strategic objective is to become the industry leader in long distance telecom market by offering residential domestic monthly flat rate unlimited long distance service. ATNG's goal is to achieve 1% market share or 1,000,000 customers of the U.S. residential long distance market within 18 months.

     ATNG's mission is to operate a carrier-class packet data network to facilitate the sale and delivery of "BlueKiwi-branded" voice and digital data products to targeted residential markets, uniquely providing our customers convenient access to these products and services by the traditional telecommunications way.

     Initially, ATNG plans to focus almost exclusively on its BlueKiwi unlimited domestic long distance service strategic initiative in the US residential market. The Company will position itself to take advantage of the "re-shuffling" of market share that will occur as the telecommunications industry races to go digital.

KEY SUCCESS FACTORS

     We act as a total communications company, acting between consumers. When a consumer wishes to make a long distance telephone call, he simply picks up the phone and dials. We handle all the connections and routing of the call between where the call is begun and where it ends. We also offer a consumer-directed process in which consumers select, from a list, only those products of immediate interest to them. We believe that our solution creates a highly effective method of direct marketing in terms of cost, targeting, efficiency and consumer satisfaction.

     Accordingly, we intend to quickly proceed to establish ourselves in the market as a long distance telecommunication service provider to provide the consumer the bundled communications and information services wanted from a single service provider. In addition to aggressively advertising, the Company contemplates accelerating its time to market by aligning with certain local service providers that have established customer bases. ISPs and CLECs are obvious potential partners, more so the unregulated ISP. Both need capital/earnings and an entree into the VoP (Voice over Packet) market.

FIRST-TO-MARKET OPPORTUNITY

     ATNG has tactically positioned itself to move very quickly to market, knowing the first-to-market advantage in this emerging VoP (Voice over Packet) long distance telecom industry is of incalculable value.

HIGHLY VISIBLE BRAND NAME IDENTITY - BLUEKIWI

     Due to technological, regulatory and market changes, local telephone companies, long distance carriers, cable operators, cellular service providers, paging operators, and Internet access providers compete for market share within an increasingly integrated telecommunications marketplace. Effective market positioning will depend on developing trusted national brands in the countries served by ATNG and on enhancing consumers' value by offering combinations of bundled telecommunications services. The Strategis Group finds that nearly 85% of consumers are interested in bundled telecommunications services from one provider, while almost 50% of consumers will definitely purchase bundled services. Among all consumers likely to purchase bundled services, 42% want the bundle to include a full suite of local, long-distance, wireless, Internet, and enhanced data services. To accommodate these demands, carriers must not only offer bundled services, they must also provide complete communications solutions.

IN-HOUSE CUSTOMER CARE MANAGEMENT POLICY

     The Company understands the consumer expects and deserves personal customer care and rapid response time. For this purpose, ATNG, Inc. acquired Asian Infolink, Inc. (AIL) Los Angeles, California, based Call center service provider and delivers 24/7 in-house full service of customer relationship management. The call center utilizes the latest Lucent PBX, interactive voice response (IVR) system, and online collaborative chat system (eCRM) to service any call center campaigns and/or online customer support. With this in-house customer care facility, BlueKiwi customers' will be treated with a sense of urgency by customer care specialists trained to fined solutions to challenges in a minimum amount of time.

MAJOR COMMITMENT TO MARKETING AND ADVERTISING

     The Company has a signed agreement with the Premiere Radio Network, which will provide $12,000,000 in advertising, as estimated by the vendor, over a two years period in exchange for stock in the Company and future telephone time. ATNG has signed a contract-with NewsUSA, a nation's premiere news feature placement service provider, to provide approximately $20 Million in advertising, as estimated by the vendor, in exchange for 1,200,000 shares of common stock for Editorial newspaper Ad. The Company continues to pursue other potential advertisers; using national broadcast communications (primarily radio, cable, outdoor billboard and satellite TV) and certain other complementary mass communications media to establish its brand and to generate sales.

CO-BRANDING MARKETING STRATEGY

     The Company has signed a contract with Dishnetwork, Inc. to jointly market the other's products in certain advertising campaigns and promotions. The Company expects to receive a number of subscribers from this joint effort.

DEVELOPMENT OF ATNG PROPRIETARY PACKET SWITCH AND NETWORK

     The Company has completed its due diligence process to identify a packet-switch manufacturer that can provide multi-media packet switch that we call a "softswitch" and is "carrier-class" in its design flexibility, capacity capability and scalability. ATNG has entered into final discussions with a Korean company, Xener Systems that it believes has the capability to produce the carrier class network control unit that meets the Company's detailed conceptual VoP network drawings and specification. This packet switch and network deployment capability can provide ATNG another differentiating advantage over its competitors, and position it to expand rapidly by product line rate of growth without unnecessary duplicative capital outlays. ATNG selected Xener Systems because of its progressive technologies and truly open architectural design.

BUSINESS DEVELOPMENT

     Initially, ATNG will focus almost exclusively on its VoP (Voice over Packet) monthly flat rate unlimited long distance telecommunication service strategic initiative in the US residential long distance market. The Company will position itself to take advantage of the "re-shuffling" of market share that will occur as the telecommunications industry races to go digital.

UNLIMITED LONG DISTANCE BUSINESS UNIT FOCUS

     Initially, The Company will give emphasis to the development and growth of its VoP (Voice over Packet) monthly flat rate unlimited long distance business unit, timing the introduction of other digital products and services carefully to avoid any service degradation and/or loss of management control over the its primary business operation. While VoP (Voice over Packet) monthly flat rate unlimited long distance telecommunications will be extremely profitable for the next several years, margins will contract as VoP (Voice over Packet) competition intensifies over the longer term. ATNG will aggressively market its monthly flat rate unlimited long distance service to quickly capture market share before the current market leaders are able to restructure their operations and before other VoP (Voice over Packet) operators are able to take meaningful positions in the marketplace - none have at this date.

DEVELOPMENT OF ATNG PROPRIETARY MULTI-MEDIA GATEWAY AND NETWORK

     The Company has finished the due diligence process to identify a packet-switch manufacturer that can provide "Softswitch" that is "carrier-class" in its design flexibility, capacity capability and scalability. ATNG has entered into discussions with Korean companies that it believes have the capability to produce the carrier class unit. This "Softswitch" packet switch capability can provide ATNG another differentiating advantage over its competitors, and position it to expand rapidly by product line rate of growth without unnecessary duplicative capital outlays.

RETAIL TARGET MARKET

     Most of the successful ventures to date within the fast-growing data networks sector of the industry have been focused at the wholesale carrier rather than the retail provider level much to the satisfaction of the Company. While numerous entities have a retail strategy, most have not succeeded either for lack of capital, technical know-how or understanding of the mass consumer markets. The Company believes that it has the resources and capabilities to succeed at the retail level, providing services to general consumer end-users. "Speed to market", therefore, becomes critical where the objective is to take the advantage of the commercial benefits that accrue to first-to-market companies in any new industry.

HIGHLY VISIBLE BRAND NAME IDENTITY

     Due to technological, regulatory and market changes, local telephone companies, long distance carriers, cable operators, cellular service providers, paging operators, and Internet access providers compete for market share within an increasingly integrated telecommunications/video marketplace. Effective market positioning will depend on developing trusted national brands in the countries served by ATNG and on enhancing consumers' value by offering combinations of bundled telecommunications services. The Strategis Group finds that nearly 85% of consumers are interested in bundled telecommunications services from one provider, while almost 50% of consumers will definitely purchase bundled services. Among all consumers likely to purchase bundled services, 42% want the bundle to include a full suite of local, long-distance, wireless, Internet, and enhanced data services. To accommodate these demands, carriers must not only offer bundled services, they must also provide complete communications solutions.

OPERATING AND MARKETING STRATEGY

     The Company will proceed in a "fast mover" mode to establish itself in the market as a long distance telecommunication service provider to provide the consumer the bundled communications and information services wanted from a single service provider. In addition to aggressively advertising, the Company contemplates accelerating its time to market by aligning with certain local service providers that have established customer bases to quickly approach with the ATNG offering. ISPs and CLECs are obvious potential partners. Both need capital/earnings and an entree into the VoP (Voice over Packet) market.

BEING FIRST TO MARKET

     No company is yet - will create for the Company an extraordinary competitive advantage and market opportunity. In complementary fashion, ATNG plans also to be first to establish a highly visible brand name, that "BlueKiwi" that stands for great quality and service in providing advanced communications and information solutions.

     Number of Total Employees and Number of Full Time Employees. As of December 31, 2001, the Company had a total of 11 employees, of which all are full-time employees.

ITEM 2.           PROPERTIES
----------------------------

     The Company's principal office is located at 3435 Wilshire Blvd., Suite 2040, Los Angeles, California, 90010 and consists of office property of approximately 4,687 square feet, which is owned by Jameson Properties, LLC. Monthly rental rate is $6,013. This location is adequate for the Company's projected needs, and the Company does not believe it will have difficulty in obtaining additional space, as needed. Zurich North America maintains property and liability insurance policies on this office.

ITEM 3.           LEGAL PROCEEDINGS
-----------------------------------

     The Company is not aware of any governmental authority that is contemplating any action involving the Company. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities, is a party to proceedings adverse to the Company nor do any of the foregoing individuals have a material interest in any proceedings adverse to the Company except as described below.

     The Company is involved in several actions over unpaid invoices from vendors and one action brought by a former employee for unpaid salary and loans to the Company.

     A description of the various actions follows:

     (a) James Crunk, a former employee of the Company filed suit against the Company and two of its founders on July 20, 2001. Crunk alleges that he was hired as the Chief Financial Officer for the Company, under a contract that provided certain benefits. Crunk alleges that he was induced to come to work for the Company through a series of misrepresentations about the Company and the benefits that it would provide to Crunk. Crunk alleges that he loaned money to the Company that was never repaid. He alleges further that he was terminated without cause in violation of his employment contract and that the Company terminated him because he threatened to expose certain allegedly illegal conduct. Crunk has alleged four causes of action: 1) Promissory Fraud; 2) Breach of Contract; 3) Civil Violations of RICO; and 4) violations of the Tennessee Public Protection Act. Crunk seeks actual damages of $2,000,000, treble damages and attorney fees.

     The Company acknowledges that Crunk loaned money to the Company that has not been repaid. Beyond that the Company considers Crunk's claims to be without merit and frivolous. The parties have exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgement as sanctions for defendant's failure to respond.

     The Company intends to defend the lawsuit vigorously when it has the funds to do so. The case is presently set for trial on October 28, 2002.

     (b) On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider. The Company acknowledges approximately
$367,000 of services but is disputing $133,000 as being charges, which, in the opinion of management, were above the amount contracted for.

     The litigation is in its initial stages. The Company has retained legal counsel to answer the allegations before the deadline of June 12, 2002. The Company will deny the additional charges of $133,000 and expects to prevail in this matter. In the opinion of the Company's legal counsel, this matter will most likely conclude in an unfavorable result to the Company in the amount of approximately $261,366. This amount is included in accounts payable at December 31, 2001.

     (c) The Company is a party to various other lawsuits brought against them for unpaid services, invoices and other costs by certain of its vendors. A judgement was entered into against the Company in one matter in the amount of $37,951, which amount is included in accounts payable at December 31, 2001. There exists a reasonable possibility that the Company will not prevail in all these cases.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

     The following matters were submitted to the shareholders of the Company during the fiscal year ended December 31, 2001.

1) To authorize the reverse split (pro-rata reduction of outstanding shares) of the issued and outstanding common shares of the Company, at the ratio of one new share of common stock for 40 each shares of common stock now issued and outstanding (to be effective on the day following the meeting) and to amend the Articles of Incorporation as necessary to reflect the reverse split. No shareholder will be reduced below ten shares of common stock. There will not be a reduction in authorized shares.

2) To authorize the Directors to amend the Articles of Incorporation to change the name of the Company to a name to be determined in the discretion of the Board of Directors.

3) To authorize the Directors to amend the Articles of Incorporation to authorize the increase of the authorized common stock to 100,000,000 common shares @ $.0001 per share.

4) To authorize the transfer of the technology assets, patents, and liabilities to wholly owned subsidiary, Pathobiotek Inc. and to authorize the spin out of the shares of Pathobiotek Inc., as a dividend, pro-rata to the shareholders of the company on the basis of one share of Pathobiotek Inc. for each five shares of the company owned as of the record date for this meeting.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------

     The Company's common stock is traded in the over-the-counter market under the symbol ATNG (OTC Bulletin Board Symbol). The table below sets forth the high and low bid information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                                HIGH                    LOW
                                                -----                   ----
Fiscal Year Ended December 31, 2000
         4th Quarter                           $ .20                      $.07
         3rd Quarter                           $ .37                      $.12
         2nd Quarter                           $ .54                      $.18
         1st Quarter                           $1.75                      $.18

Fiscal Year Ended December 31, 2001
         4th Quarter                           $4.20                     $1.50
         3rd Quarter                           $3.60                     $2.01
         2nd Quarter                           $4.00                     $2.40
         1st Quarter                           $6.25                     $3.75

     As of December 31, 2001, there were approximately 642 holders of record of the Company's common stock.

     The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
OPERATIONS

     The Company commenced operations in the third quarter of 2001 through the launch of a nationwide advertising campaign on the Premiere Radio Network. Sales during the year ended December 31, 2001 were $284,927 contrasted with no sales for the year ended December 31, 2000. Operating loss for the year ended December 31, 2001 was $10,149,211 compared to a loss from start up operations of $1,536,305 for the period from inception (January 20, 2000) to December 31, 2000.

     Operating expenses for the periods are compared below:

                                              2000                       2001
                                          --------------             -----------
Interest                                      $4,446                   $136,891
Depreciation                                  $9,689                    $29,057
Advertising                                                          $3,387,900
Costs of services                                                      $862,186
General and administrative                $1,522,170                 $6,018,104
                                          --------------             -----------
TOTAL                                     $1,536,305                $10,434,138
                                          ==============             ===========

     Advertising expense resulting from the barter transaction with Premiere Radio Network (Premiere) whereby the Company exchanged 500,000 shares of stock valued at $6,00 per share for an equivalent amount of radio advertising. Additionally the Company agreed to provide an additional $3,000,000 in telephone service in exchange for advertising value equal to $3,000,000. During the year ended December 31, 2001 the Company utilized the $3,000,000 exchanged for stock and expects to utilize the remaining $3,000,000 during the year ending December 31,2002.

     The costs of service represent amounts paid to the network provider and the call center. Both of these entities were engaged as outsource providers and as such incurred substantial programming and start up charges. During the first quarter of 2002 has acquired its' own call center and made other arrangements for a network provider which will substantially reduce the costs of service.

     The Company paid approximately $250,000 of costs associated with the merger between Pathobiotek Diagnostics, Inc. and ATNG, Inc. and an additional $101,620 in connection with the other merger and reorganization efforts.

     The Company decided that in view of the substantial time and expense involved in valuing the Intellectual Property acquired in the period ended December 31, 2000 that the amount capitalized as December 31, 2001 of $107,715 would be written of to operations.

     General and Administrative expenses increased significantly primarily due the issuance of approximately $3,800,000 of common stock for services, including $3,000,000 issued to one employee pursuant to his employment agreement.

     The Company experienced operational problems with their network provider and call center in January 2002, which interrupted service to customers for approximately two months while alternate arrangements were made. These interruptions caused customers to cancel the service and also interrupted the advertising campaigns. The Company believes these problems have been overcome by the end of the first quarter and that the promotion of service and sales will start to increase during the second quarter of 2002.

     During the first quarter of 2002 the Company acquired Asian Infolink, Inc. and Segment Data Management, Inc. for an aggregate of 1,800,000 shares. These two companies will provide call center operations and data management and information technology which will allow the Company to control its' own operations and not use outsourcing.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued its efforts to raise additional capital through the sale of stock through Private Placement and Loans from Officers/Directors/Founders and others. During the twelve months ended December 31, 2001 additional funding was obtained in the form of $487,500 in Loans and $634,157, net of offering costs, from the sale of stock at amounts varying between $6.00 to $1.00 per share. The Company believes it can continue to raise the necessary capital to fund the operations of the Company.

     In addition, certain suppliers, vendors and consultants to the Company have agreed to take stock in the Company in exchange for their debt at December 31, 2001. This arrangement will significantly reduce accounts payable and increase the equity of the Company.

     The Company has no plans at the present to hire any additional employees nor devote any significant amount to Research and Development until such time as the growth of the business has generated sufficient cash flows to meet the operating needs of the Company.

     The Company has no plans for material commitments for capital expenditures as of December 31, 2001.

Item 7.           FINANCIAL STATEMENTS
---------------------------------------

The following financial statements are included herein in response to Item 7:

                                                                      PAGE
                                                                      -----
         Table of Contents                                            F-1

         Report of Independent Public Accountants                     F-2

         FINANCIAL STATEMENTS
         Balance Sheet                                                F-3
         Statement of Operations                                      F-4
         Statement of Stockholders Deficiency                         F-5
         Statement of Cash Flows                                      F-6-F-7
         Notes to Financial Statements                                F-8-F-20

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------

     In connection with the audits of the two most recent fiscal years ended December 31, 2001, there have been no disagreements with the independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Wrinkle, Gardner & Co., P.C., formerly auditors for the Company, were terminated as auditor on February 15, 2002. Wheeler Wasoff, P.C. were engaged in as auditors for Company.

     The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

     The audit report by Wheeler Wasoff, P.C. for the year ended December, 31, 2000 and 2001, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Wheeler, Wasoff, P.C. for the year ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-----------------------------------------------------------------------------

     (a) The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

NAME                                AGE    COMPANY POSITION
------------------------------------------------------------------------------
E. Robert Gates(1)                  59     Vice Chairman and Director
Tag Chong Kim(1)                    41     Chairman, CEO and Director
George Betts                        65     President and Chief Financial Officer
Woo Jong Kim(1)                     39     Director
Luther Lindner(2)                   58     Director
Robert Simpson(2)                   58     Director

(1)Newly appointed Director
(2)Resigned November 12, 2001.

     (b) Identification of Significant Employees. None.

     (c) Family Relationships.

     Tag Chong Kim and Woo Jong Kim are brothers.

     (d) Business Experience.

     The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

     E. ROBERT GATES, PH.D. In September of 2001, E. Robert Gates was named President and COO. He resigned to become Vice-Chairman on March 9, 2002. Prior to joining the ATNG, Inc., Dr. Gates was a consultant to GTN, Inc. a private company engaged in IP telecommunications. October 1994 to May 1999 Dr. Gates served as Chairman and CEO of TrendMark, Inc., a direct marketing telecommunications company offering products directly to consumers, including one plus long distance, prepaid calling cards and flat rate unlimited long distance. Dr. Gates has served as President and CDO of ATS Research, Inc. a high-tech Phyto-Chemical company engaged in the manufacturing and distribution of environmentally sound chemicals. Products patented by Dr. Gates are currently being used by golf courses in the United States and Canada. Dr. Gates holds a BS in Business Administration, and an MBA and Ph.D. in Management.

     TAG CHONG (TEDDY) KIM, PH.D. was appointed Chairman, CEO and Director on October 1, 2001. Mr. Kim has been CEO of the ATNG, Inc since January 2001. Since July 1998, Dr. Kim has been the founder and president of GTN Inc., a private company engaged in IP telecommunications services. Dr. Kim served as President and CEO of DOOCO Company, LTD (Korea) from June 1994 through November 1997, a company that manufactures telecommunications networking products and trading general consumer packaged products. Dr. Kim has also served as chief branch officer and project engineer of the Korean branch of the global gas company the French Gas Company (Gaz de France). Dr. Kim holds a Master and Ph.D. degree in Chemical engineering of Organic Phosphorus from University of Paul Sabatier, Toulouse, France.

     GEORGE BETTS, President and Chief Financial Officer of ATNG, Inc. (since March 9, 2002), joined the company in June 2001. Mr. Betts was appointed President and Chief Financial Officer on March 9, 2002. Since 1997 Mr. Betts served as Executive Vice President of British Trade & Commerce Bank, an offshore bank in the Caribbean. He set up and implemented all internal systems and procedures for a new bank. Prior to his duties at British Trade & Commerce Bank, Mr. Betts several years Owned and operated three small businesses in wood products manufacturing in Boise, Id, Payette, Id and LaGrand, Or. From 1984 to 1990, Mr. Betts was Executive Vice President and Chief Operating Officer of Herbalife International. He was responsible for all financial and operations functions of the Company and expanded business into 15 new countries, implemented complete on line computer system and managed all day to day operations. Between 1963 and 1984, Mr. Betts was a Partner of Deloitte & Touche, lived and worked in Seattle, WA., Columbus, OH, New York, NY, Seoul, Korea and Hong Kong. He was Partner in Charge of Hong Kong office for ten years and traveled extensively in Far East as Partner in Charge of quality of service to U.S. clients in Far East. Mr. Betts is a member of the American Institute of Certified Public Accountants.

     WOO JONG KIM has been Director of ATNG, Inc. since January 2000. Since February 2001 Mr. Kim has been Co-CEO of Xener systems, a Korean next generation Voice over Packet switch manufacturer and since September 1999, Mr. Kim has been the president and CEO of ATN Korea Co., Ltd, a Korean subsidiary of ATNG, Inc in Seoul, Korea. From 1998 to 1999, Mr. Kim was vice president of Dresdner Kleinwort Benson, Korea branch, a leading German investment-banking firm. Between 1996 and 1998, Mr. Kim was a senior analyst and fund manager of Oriens Capital, a corporate financing company and from 1994 to 1996, Mr. Kim was senior analyst of ING Baring Securities, Seoul Branch, a global leading security firm. From 1988 to 1994, Mr. Kim was a senior accountant at KPMG Peat Marwick, Los Angeles Office. Mr. Kim is a member the American Institute of Certified Public Accountants. He received his undergraduate degree in International Relations from Seoul National University and received a Master of Business Administration degree from the University of California, Irvine.

     During the past five years, there have been no filings of petitions under federal bankruptcy laws, or any state insolvency laws, by or against any business of which any director or executive officer of the Company was a general partner or executive officer at the time or within two years before the time of such filing.

     During the past five years, no director or executive officer of the Company has been convicted in a criminal proceeding or been subject to a pending criminal proceeding.

     During the past five years, no director or executive officer of the Company has been the subject of any order, judgement, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

     During the past five years, no director or executive officer of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

     (e) Committees of the Board of Directors. None.

     (f) Resolutions of Conflicts of Interest. None

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

     The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

                                                                     Form 3                Form 4             Form 5
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
George Betts                                   2001                       X                                        X
President, CFO & Director                      2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
E. Robert Gates, Vice Chairman & Director      2001                       X                                        X
                                               2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Tag Chong Kim, Chairman, CEO & Director        2001                       X                                        X
                                               2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Woo Jong Kim                                   2001                       X                                        X
Director                                       2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Luther Lindner, Director (1)                   2001                                           X                    X
                                               2000                       X                                        X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Robert Simpson, Director (1)                   2001                                           X                    X
                                               2000                       X                                        X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------

(1) Resigned November 12, 2001

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     (a) The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 1999, December 31, 2000 and December 31, 2001 to the Officer's of the Company.

-------------------------------------------------------------------------------------------------------------------------------
                                                              ANNUAL COMPENSATION                          AWARDS
                                                                                  OTHER         RESTRICTED      SECURITIES
             NAME AND                                                             ANNUAL          STOCK         UNDERLYING
        PRINCIPAL POSITION             YEAR       SALARY ($)    BONUS ($)    COMPENSATION ($)    AWARD(S)    OPTIONS/SARS (#)
        ------------------             ----       ----------    ---------    ----------------    --------    ----------------
                                                                                                   ($)
E. ROBERT GATES,  VICE CHAIRMAN        2001         $312,500*            $0                 $0           $0                 $0
                                       2000                $0            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Tag Chong Kim, Chairman & CEO          2001         $312,500*            $0                 $0           $0                 $0
                                       2000                $0            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
George Betts,  President and           2001          $85,714*            $0                 $0           $0                 $0
Chief Financial Officer                2000                $0            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Robert C. Simpson, Ph.D. (**)          2001                 0            $0                 $0           $0                  0
Former President                       2000          $125,000            $0                 $0           $0                  0
                                       1999          $125,000            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Luther Lindner, M.D., Ph.D.(**)        2001                 0            $0                 $0           $0                  0
Former Secretary                       2000          $125,000            $0                 $0           $0                  0
                                       1999          $125,000            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------

*Amounts accrued but not paid in 2001, E. Robert Gates $305,193.24; Tag Chong Kim $305,193.24; George Betts $31,977.82.

** Resigned November 12, 2001


         (b) Director's Compensation
------------------------------------------- --------------------------------------------- --------------------------------------
                                                         CASH COMPENSATION                           SECURITY GRANTS
NAME                                        ANNUAL          MEETING      CONSULTING       NUMBER OF     NUMBER OF SECURITIES
                                            RETAINER FEES   FEES ($)     FEES/OTHER       SHARES (#)    UNDERLYING
                                            ($)                          FEES ($)                       OPTIONS/SARS (#)
------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
A. Director
Robert Gates                                            $0           $0               $0             0                        0
------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
B. Director
Tag Chong Kim                                           $0           $0               $0             0                        0
------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
C. Director
Woo Jong Kim                                            $0           $0               $0             0                        0
------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
D.  Director
Robert C. Simpson, Ph.D.(*)                             $0           $0               $0             0                        0
------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
E. Director
Luther Lindner M.D., Ph.D. (*)                          $0           $0               $0             0                        0
------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------

*Resigned November 12, 2001

     The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2001, 2000 or 1999 calendar years.

     There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2001, 2000 or 1999 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the beneficial ownership of common stock of the Company as of December 31, 2001 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, and
(iii) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

         NAME AND ADDRESS OF       AMOUNT AND NATURE OF
         BENEFICIAL OWNERSHIP      BENEFICIAL OWNERSHIP        PERCENT OF CLASS
         --------------------      ---------------------      -----------------

         E. Robert Gates**                  10,022,217                   34%
         Vice Chairman
         and Director

         Tag Chong Kim**                    10,200,000                   34%
         Chairman & CEO and Director

         George Betts**                     0                             0%
         President and
         Chief Financial Officer

         Woo Jong Kim                       2,500,000                     8%
         Director
         Seoul, South Korea

All Directors and Executive

 Officers as a Group (4 persons)            22,722,217                   76%

** The beneficial owner's address is the same as the Company's principal office.

     There are no outstanding arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

DESCRIPTION OF REVERSE SPLIT AND REORGANIZATION

     ATNG, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 20, 2000. On October 16, 2000, the Company completed an agreement and Plan of Reorganization (the Agreement) with Pathobiotek Diagnostics, Inc. (Pathobiotek), a public Company incorporated under the laws of the State of Texas, whereby the shareholders of the Company received 27,836,186 shares of Pathobiotek common stock for all of the outstanding shares of common stock of the Company. On completion of the transaction, the Company became a wholly-owned subsidiary of Pathobiotek. However, since this transaction resulted in the existing shareholders of the Company acquiring control of Pathobiotek, for financial reporting purposes the business combination is accounted for as an additional capitalization of Pathobiotek (a reverse acquisition with the Company as the accounting acquirer). Under the terms of the Agreement, the Company agrees to pay $250,000 as consideration for Pathobiotek.

     In October 2001, Pathobiotek amended its Articles of Incorporation, increasing the number of authorized shares to 100,000,000 and changing the par value of common stock to $.0001.

PURCHASE OF INTELLECTUAL PROPERTY

     The Company entered into an agreement, dated April 22, 2000, with an individual and unrelated companies to purchase intellectual property for voice/speech compression which can be implemented in either computer software or electronic hardware. The other parties failed to perform their obligations under the original agreement. The agreement with the individual was assigned to the Company and amended on September 21, 2000. As of December 31, 2000, the Company paid $71,076 towards the purchase of the intellectual property.

     Pursuant to the agreement entered into with the individual on September 21, 2000, the Company agreed to issue him and hold in escrow, 1,500,000 shares of the Company's common stock. The shares will be released from escrow and transferred to the individual, in 500,000 share increments, upon the meeting of certain conditions. As of December 31, 2000, none of the shares had been released from escrow. In August 2001, the first project completion benchmark, filing of a patent application, was met, and the Company released from escrow and charged to operations 500,000 shares, valued at $3,000,000.

     At December 31, 2001 1,000,000 shares issued were held in escrow pursuant to an employment agreement with an individual.

ISSUANCE OF COMMON STOCK AND WARRANTS

     During 2001, the Company issued an aggregate 3,066,854 shares of its common stock as follows:

     o 487,440 shares for cash consideration of $737,115 ($1.00 to $6.00 per share). Cost of the cash offerings was $102,958.

     o 150,000 shares pursuant to employment agreements, valued at $750,000 ($5.00 per share).

     o 1,875 shares as consideration for loans, valued at $11,250 ($6.00 per share).

     o    2,000 shares for equipment, valued at $10,000 ($5.00 per share).

     o 500,000 shares pursuant to advertising agreement with Premiere Radio Network, valued at $3,000,000 ($6.00 per share).

     o 1,240,000 shares pursuant to two advertising agreements, valued at $2,290,000 (640,000 shares, valued at $1.75 per share and 600,000 shares, valued at $1.95 per share).

     o 174,000 shares for commissions on advertising agreements, valued at $229,630 (25,000 shares, valued at $1.75 per share; 38,400 shares, valued at $1.95 per share; and 111,000 shares, valued at $1.00 per share).

     o 13,563 shares for services, valued at $47,921 ($3.50 to $3.55 per share).

     o    497,576 shares pursuant to merger and reorganization with Pathobiotek.

     In 2001 the Company issued warrants to purchase shares of common stock as follows:

     o 236,068 warrants as partial consideration for financial services in conjunction with merger and reorganization, valued at $21,548, using the Black-Scholes option pricing model; exercisable at $2.85 per share for 136,068 warrants through February 14, 2001, and at $7.20 per share for 100,000 warrants through June 14, 2006. The warrants are exercisable 13 months from the date of issuance.

     o 268,598 warrants with the sale of common stock, exercisable at $3.50 per share through March to June, 2002.

     o 5,000,000 warrants, exercisable at $7.20 per share through August 7, 2003, issued in conjunction with an agreement with Dishnetwork, Inc.
          (Dish). At December 31, 2001, none of the warrants were issued as Dish had not met performance requirements pursuant to the agreement

CONTRACTS AND AGREEMENTS

     During the year ended December 31, 2001,  the Company  entered into various
agreements  in  conjunction  with  commencing  its  principal  operations.   The
significant agreements are as follows:

     o Web site design agreement with Dreamaire Entertainment, Inc. under which the Company agreed to pay $8,000 for design, construction and maintenance of the web site.

     o Carrier Internet Protocol Service agreement entered into January 18, 2001 for a period of one year.

     o    Customer   Relationship   Management   Agreement   providing  for  the
          furnishing of customer relationship management services for a period of two years through June 2003.

     o Strategic Alliance Agreement with Dishnetwork, Inc. (Dish) for a two year period through August 2003 wherein Dish agrees to market the Company's telecommunications products to Dish customers utilizing the Company's BlueKiwi telephone service.

     o Advertising services with Premiere Radio Network, Inc. (Premiere) for a two year period through June 2003 whereby Premiere agrees to advertising the Company's products for $6,000,000 per year, payable in advance in the form of $3,000,000 in common stock (500,000 shares valued at $6.00 per share) and $3,000,000 in prepaid long distance services. The Company charged to operations in 2001 the $3,000,000 value of the shares issued.

     o Advertising services with News USA for editorial placements in newspapers and radio stations for 1,200,000 shares of the Company in common stock, valued at $2,220,000. As of December 31, 2001, no advertising services had been provided and the value of the shares issued was included in prepaid advertising.

     o Financial public relations agreement for a seven month period through June 2002, payable in shares of common stock and cash. As of December 31, 2001, 40,000 shares of common stock , valued at $70,000, was issued, of which $55,000 is included in prepaid expenses.

     o Letter of intent with Xener.com, a South Korea company whose co-president and CEO is an officer of the Company, for forming of a joint venture for use of Xener's VoIP network solutions in the United States.

RELATED PARTY TRANSACTIONS

     Related party transactions are as follows:

     o Accounts payable at December 31, 2001 includes $54,952 due to a former officer of the Company for salary and expenses due as of the date of his termination.

     o During 2000 and 2001, the Company acquired equipment from an entity owned by a shareholder of the company for $27,715 and $7,288 respectively, of which $29,506 is due and included in accounts payable at December 31, 2001.

     o During 2000, the Company entered into a joint venture agreement with ATN Korea, LTD. a Company whose president/CEO is a founder/director of the Company (Note 5).

     o During 2000 and 2001, certain officers/directors/founders of the Company had loan transactions with the Company as follows: (Note 6)

     o    $70,000 (2000) and $20,000 (2001) cash from a former officer.

     o $77,500 (2000) cash from an officer/director/founder of which $9,290 and $1,000 were repaid as of December 31, 2000 and 2001, respectively.

     o $55,000 cash and $80,433 expenses paid on behalf of the Company from an officer/director/founder of which $63,200 was repaid and $72,233 was converted to common stock at $.01 per share in 2000. An additional $79,750 cash was loaned to the Company in 2001.

     o In 2000, an officer/director/founder of the Company transferred equipment to the Company valued at $25,000 for 2,500,000 shares of common stock ($.01 per share).

     o Accrued salaries at December 31, 2001, includes $617,693 and $582,426 due to each of two officers/directors/founders pursuant to their employment agreements and $86,978 due to two officers of the Company.

EMPLOYMENT AGREEMENTS

     Employment agreements with its chairman and vice-chairman for a five year period commencing January 1, 2000 under which each of the individuals will have a base salary of $250,000 and an annual bonus of 25% of the base salary. Additionally the individuals will receive health insurance, auto allowance and other benefits pursuant to the agreements

     o Consulting agreement with its former acting Chief Financial Officer and present Director of Business Operations and Legal Officer for a one year period commencing January 20, 2000, renewable monthly thereafter, providing for a weekly rate of $1,000 and a bonus of 25% of 2000 compensation.

     o Employment agreement with an individual from whom the Company acquired intellectual property, providing for an annual salary of $150,000 and a monthly vehicle allowance of $1,000, effective September 21, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1.   Financial Statements of the Registrant are included under Item 7 hereof.

2.   Financial Statement Schedules - None

3.   Exhibits:

EX #       DESCRIPTION                                          LOCATION
--------------------------------------------------------------------------------

3.1        Articles of Incorporation                   Incorporated by Reference
                                                       to Exhibit 3.1 to Form 8K
                                                       filed 8/25/99

3.2        Amendment to Articles of Incorporation      Incorporated by Reference
                                                       to Exhibit 3 of Form 8K
                                                       filed 10/22/99

3.3        Amendment to Articles of Incorporation      Incorporated by Reference
                                                       to Exhibit 3 of Form 8K
                                                       filed 10/22/01

3.4        Bylaws of Registrant                        Incorporated by Reference
                                                       to Exhibit 3.2 of Annual
                                                       Report filed 7/21/00

10.1       Agreement & Plan of Reorganization          Incorporated by Reference
                                                       to Exhibit 10.1 of Form
                                                       8K filed 9/21/01

10.2      Premiere Radio Network, Inc. Agreement       Exhibit 10.2

10.3      Dishnetwork, Inc. Agreement                  Exhibit 10.3

10.4      News USA, Inc. Agreement                     Exhibit 10.4


     (b) The following reports on Form 8-K have been filed during the period covered by this report:

          August 6, 2001 September 4, 2001 September 21, 2001 October 22, 2001

     (c) Proxy Statements. None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 2002                         By: /s/E. Robert Gates
                                                E. Robert Gates
                                                Vice Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2002                         By: /s/E. Robert Gates
                                                E. Robert Gates
                                                Vice Chairman and Director

Dated:  May 15, 2002                        By: /s/George Betts
                                                George Betts
                                                President and Chief
                                                Financial Officer

Dated:  May 15, 2002                        By: /s/Tag Chong Kim
                                                Tag Chong Kim
                                                Chairman, CEO and Director

Dated:  May 15, 2002                        By: /s/Woo Jong Kim
                                                Woo Jong Kim
                                                Director

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                          F-2

Balance Sheet

December 31, 2001                                                     F-3

Statements of Operations

Period from  Inception  (January  20,  2000) to
December  31,  2000,  Year ended December 31, 2001,  and
Cumulative  Amounts from Inception to December 31, 2001               F-4

Statements of Stockholders' Deficiency
Period from Inception (January 20, 2000) to December 31, 2000 and
Year ended December 31, 2001                                          F-5

Statements of Cash Flows Period from  Inception  (January
20,  2000) to December  31,  2000,  Year ended
December 31, 2001, and Cumulative Amounts
from Inception to December 31, 2001                                   F-6 - F-7

Notes to Financial Statements                                         F-8 - F-20

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
ATNG, Inc.
(Formerly Pathobiotek Diagnostics, Inc.)


We have audited the accompanying balance sheet of ATNG, Inc. (a development stage company) (formerly Pathobiotek Diagnostics, Inc.) as of December 31, 2001, and the related statements of operations, stockholders' deficiency and cash flows for the period from inception (January 20, 2000) to December 31, 2000, the year ended December 31, 2001, and cumulative amounts from inception to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATNG, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period from inception (January 20, 2000) to December 31, 2000, the year ended December 31, 2001, and cumulative amounts from inception to December 31, 2001 in conformity with accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant operating losses since inception and has a significant working capital deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Wheeler Wasoff, P.C.

Denver, Colorado
May 3, 2002

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $  82,069
     Prepaid advertising                                            1,165,000
     Account receivable                                                25,000
     Other                                                             16,805
                                                                   ----------
          Total Current Assets                                      1,288,874

PROPERTY AND EQUIPMENT, NET                                            64,807
INTELLECTUAL PROPERTY                                                   5,539
PREPAID ADVERTISING                                                 1,110,000
                                                                   ----------
                                                                  $ 2,469,220
                                                                   ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts payable                                            $ 1,073,913
      Accrued salaries                                              1,635,019
      Payroll taxes payable                                           262,425
      Accrued interest                                                 43,193
      Notes payable- related                                          389,710
      Notes payable- other                                            348,000
      Deferred Income                                                  60,355
                                                                    ---------
           Total Current Liabilities                                3,812,615
                                                                    ---------
OTHER OBLIGATIONS (NOTE 7)                                            186,750
                                                                    ---------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 10, 13 AND 15)

STOCKHOLDERS' DEFICIENCY
   Common stock,  $.0001  par  value;  authorized
      100,000,000  shares  Issued - 30,352,728 shares;
      outstanding - 29,352,728 shares 2,935

   Capital in excess of par value                                  11,371,563
   Deficit accumulated during the development stage               (12,904,643)
                                                                  ------------
                                                                   (1,530,145)
                                                                  ------------
                                                                  $ 2,469,220
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2000,
              YEAR ENDED DECEMBER 31, 2001, AND CUMULATIVE AMOUNTS
                       FROM INCEPTION TO DECEMBER 31, 2001

                                                                                                                   CUMULATIVE TO
                                                                                2000                 2001          DECEMBER 31, 2001

REVENUES
   Telecommunication services                                                 $     -            $ 284,927              $ 284,927
                                                                              -------            ---------              ---------

OPERATING EXPENSES
   Costs of services                                                                -              862,186                862,186
   General and administrative                                                1,521,636            6,018,104              7,539,740
   Advertising                                                                     534            3,387,900              3,388,434
   Interest                                                                      4,446              136,891                141,337
   Depreciation and amortization                                                 9,689               29,057                 38,746
                                                                             ---------            ---------             -----------
                                                                             1,536,305           10,434,138             11,970,443
                                                                             ---------            ---------             -----------

OTHER EXPENSES
   Merger and reorganization costs                                                   -              361,620                361,620
   Write-off of intellectual property                                                -              107,715                107,715
   Write-off of investment in marketable securities                            149,792                    -                149,792
   Write-off of investment in joint venture                                    600,000                                     600,000
                                                                             ---------            ---------             -----------
                                                                                                                -

                                                                               749,792              469,335              1,219,127
                                                                             ---------            ---------             -----------

NET (LOSS)                                                                 $(2,286,097)        $(10,618,546)          $(12,904,643)
                                                                           ============        =============          =============

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED                                                             $   (.09)            $   (.40)              $   (.50)
                                                                           ============        =============          =============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                                            25,282,492           26,540,053             25,938,085
                                                                           ============        =============          =============




   The accompanying notes are an integral part of these financial statements.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
        PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2000 AND
                           YEAR ENDED DECEMER 31, 2001

                                                                                                                    DEFICIT
                                                                                                                  ACCUMULATED
                                                                                                ADDITIONAL         DURING THE
                                                                      COMMON STOCK               PAID- IN         DEVELOPMENT
                                                                                                 CAPITAL             STAGE
                                                                SHARES          AMOUNT

BALANCE, JANUARY 20, 2000 (INCEPTION)                                    -          $     -           $     -             $     -
   Common stock issued to founders
        valued at $.01 per share for:
        Cash                                                     8,250,000              825            81,675                   -
        Equipment                                                2,500,000              250            24,750                   -
        Accrued wages                                            3,526,700              353            34,914                   -
        Conversion of loans                                      7,223,300              722            71,511                   -
   Common stock issued for non-cash:
        Services at $0.01 per share                              3,500,000              350            34,650                   -
        Marketable securities at $.92 per share                    163,034               16           149,776
   Common stock issued for cash at:
        $1.44 per share                                            600,000               60           865,940                   -
        $5.00 per share                                             22,840                2           114,198
   Net (loss)                                                            -                -                 -          (2,286,097)
                                                             ------------------   ---------  ----------------         -----------

BALANCE, DECEMBER 31, 2000                                      25,785,874            2,578         1,377,414          (2,286,097)

    Common stock issued for cash at:
        $6.00 per share                                             36,652                4           219,896                   -
        $5.00 per share                                              8,090                1            40,449                   -
        $4.00 per share                                              4,167                1            16,666                   -
        $2.50 per share                                              7,600                1            18,999                   -
        $1.50 per share                                             20,333                2            30,498                   -
        $1.00 per share                                            410,598               41           410,557                   -
    Offering costs                                                       -                -          (102,958)                  -
    Common stock issued for non cash:
        Services at $1.00 to $6.00 per share                       837,963               83         4,027,468                   -
        Advertising at $1.75 to $6.00 per share                  1,740,000              173         5,289,827                   -
        Interest at $6.00 per share                                  1,875                1            11,249                   -
        Equipment at $5.00 per share                                 2,000                1             9,999                   -
    Recapitalization of shares issued
        by Pathobiotek Diagnostics,
        Inc. prior to merger                                       497,576               49               (49)                  -
    Issuance of common stock warrants for services                       -                -            21,548                   -
    Net (loss)                                                           -                -                 -         (10,618,546)
                                                                ----------          -------       -----------       -------------
BALANCE, DECEMBER 31, 2001                                      29,352,728          $ 2,935       $11,371,563        ($12,904,643)
                                                                ==========          =======       ===========       =============

   The accompanying notes are an integral part of these financial statements.
                                      F - 5

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2000,
              YEAR ENDED DECEMBER 31, 2001, AND CUMULATIVE AMOUNTS
                       FROM INCEPTION TO DECEMBER 31, 2001

                                                                                                                 CUMULATIVE TO
                                                                         2000               2001               DECEMBER 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                                            $ (2,286,097)     $ (10,618,546)           $ (12,904,643)
  Adjustments to reconcile net (loss) to
     Net cash (used) by operating activities
       Depreciation and amortization                                           9,689             29,057                   38,746
       Debt for expenses                                                      80,433                  -                   80,433
       Write-off of intellectual property                                          -            107,715                  107,715
       Write-off of marketable securities                                    149,792                  -                  149,792
       Write-off of Korean joint venture                                     600,000                  -                  600,000
        Common stock warrants issued for services                                  -             21,548                   21,548
        Common stock issued for services, wages and interest                  70,267          4,053,801                4,124,068
      Common stock issued for advertising                                          -          3,000,000                3,000,000
      Other (Note 7)                                                          (9,290)           186,750                  177,460
   Changes in assets and liabilities
      (Increase) in prepaids and other                                        (9,283)            (7,522)                 (16,805)
       (Increase) in accounts receivables                                          -            (25,000)                 (25,000)
      Increase in accounts payable and accrued expenses                      159,497          1,220,034                1,379,531
     Increase in accrued salaries                                            653,080            981,939                1,635,019
     Increase in deferred revenue                                                  -             60,355                   60,355
                                                                           ---------         ------------             ------------

  NET CASH (USED) BY OPERATING ACTIVITIES                                   (581,912)          (989,869)              (1,571,781)
                                                                           ---------         ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for property and equipment                                    (41,124)           (27,430)                 (68,554)
     Cash paid for intellectual property                                    (102,345)           (10,908)                (113,253)
     Investment in korean joint venture                                     (600,000)                 -                 (600,000)
                                                                           ---------         ------------             ------------

  NET CASH (USED) BY INVESTING ACTIVITIES                                   (743,469)           (38,338)                (781,807)
                                                                           ---------         ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from borrowings- related                                       202,500            252,500                  455,000
     Proceeds from borrowings- other                                         135,000            235,000                  370,000
     Repayment of borrowings- related                                        (63,200)            (1,000)                 (64,200)
     Repayment of borrowings- other                                          (10,000)           (12,000)                 (22,000)
     Proceeds from sale of common stock                                    1,062,700            737,115                1,799,815
     Cash paid for offering costs                                                  -           (102,958)                (102,958)
                                                                           ---------         ------------             ------------

  Net cash provided by financing activities                                1,327,000          1,108,657                2,435,657
                                                                           ---------         ------------             ------------

NET INCREASE IN CASH                                                           1,619             80,450                   82,069

CASH, BEGINNING OF PERIOD                                                          -              1,619                        -
                                                                           ---------         ------------             ------------
CASH, END OF PERIOD                                                        $   1,619         $   82,069               $   82,069
                                                                           =========         ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
         PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2000,
              YEAR ENDED DECEMBER 31, 2001, AND CUMULATIVE AMOUNTS
                       FROM INCEPTION TO DECEMBER 31, 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During 2000 and 2001, the Company paid $0 and $18,116, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During 2000, the Company issued common stock for non-cash consideration as follows:

o 13,250,000 shares, valued at $.01 per share, to officers/directors/founders for equipment, accrued wages, and conversion of loan.
o 3,500,000 shares, valued at $.01 per share, to six individuals for services rendered to the Company as of inception.
o        163,034 shares, valued at $.92 per share, for marketable securities.

         During 2000, an officer/director/founder of the Company paid expenses on behalf of the Company in the aggregate amount of $80,433, repayable in the form of a promissory note, of which $72,233 was converted to common stock.

         During 2001, the Company issued common stock for non-cash consideration as follows:

o        837,963 shares for services, valued at $1.00 to $6.00 per share.
o        1,740,000 shares for advertising, valued at $1.75 to $6.00 per share.
o        2,000 shares for equipment, valued at $5.00 per share.
o 1,875 shares as additional consideration for loans, valued at $6.00 per share.








   The accompanying notes are an integral part of these financial statements.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BUSINESS COMBINATION

         ATNG, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 20, 2000. On October 16, 2000, the Company completed an agreement and Plan of Reorganization (the Agreement) with Pathobiotek Diagnostics, Inc. (Pathobiotek), a public Company incorporated under the laws of the State of Texas, whereby the shareholders of the Company received 27,836,186 shares of Pathobiotek common stock for all of the outstanding shares of common stock of the Company. On completion of the transaction, the Company became a wholly-owned subsidiary of Pathobiotek. However, since this transaction resulted in the existing shareholders of the Company acquiring control of Pathobiotek, for financial reporting purposes the business combination is accounted for as an additional capitalization of Pathobiotek (a reverse acquisition with the Company as the accounting acquirer). Under the terms of the Agreement, the Company agrees to pay $250,000 as consideration for Pathobiotek.

         The Company provides voice and data telecommunications services utilizing Voice over Packet ("VOP") network. Its signature product is BlueKiwi residential long distance service. BlueKiwi is a flat rate, unlimited long distance calling plan offering instate and state
         -to-state calling in the contiguous U.S. and unlimited long distance calling to South Korea. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards
         (SFAS) 7.

         During 2001, the Company commenced operations and earned its initial revenue from telecommunication services. Its efforts, since inception, have consisted of financing activities, the acquisition of technology and initial test marketing of its services.

         PROPERTY AND EQUIPMENT

         Furniture and equipment and leasehold improvements are recorded at cost. Depreciation and amortization is provided by use of the accelerated and straight-line methods over the estimated useful lives of the related assets of five to seven years. Expenditures for replacements, renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

         INTELLECTUAL PROPERTY

         The Company capitalized the cost of proprietary intellectual property for voice/speech compression, which can be implemented in either computer software or electronic hardware, acquired under an agreement entered into with unrelated parties. (See Note 4). The acquired technology has alternative future uses in the Company's planned operations.

         The Company applies SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", to software technologies developed internally, acquired in business acquisitions, and purchased. Internal development costs are included in research and development and are expensed as incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, based on the Company's development process, generally occurs upon the completion of a working model. Capitalized costs will be amortized based on the greater of the straight-line basis over the estimated product life or the ratio of current revenue to the total of current and anticipated future revenue.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Purchased developed technology will be amortized based on the greater of the straight-line basis over its estimated useful life or the ratio of current revenue to the total of current and anticipated future revenue. The recoverability of the carrying value of purchased developed technology will be reviewed periodically. The carrying value of developed technology will be compared to the estimated future gross revenue from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net undiscounted cash flows) and to the extent that the carrying value exceeds the undiscounted cash flows, the difference is written off.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 has been adopted by the Company .

         The Company has not capitalized any internal costs associated with the further development of the acquired intellectual property technology.

         The Company has applied for a patent from the U.S. Patent Office for voice compression technology under development. The costs associated with obtaining this patent are capitalized and will be amortized over the economic useful life of the patent upon issuance of the patent.

         At December 31, 2001, the Company charged to operations $107,715 of costs associated with the acquisition of intellectual property.

         MARKETABLE SECURITIES

         The Company accounts for investments in marketable securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis. (See Note 5).

         DEFERRED OFFERING COSTS

         Deferred offering costs consisted of costs incurred in connection with a proposed public offering of the Company's common stock. During the period ended December 31, 2000, the Company charged to operations $73,083 of costs incurred in connection with a proposed offering of the Company's common stock on Form SB-2 which was voluntarily withdrawn by the Company.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         Revenue is recognized as services are provided to customers. Monthly recurring charges include fees paid by customers for lines of service, additional features on those lines and co-location space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges and reciprocal compensation charges are billed in arrears and are fully earned when billed. Initial, non-recurring fees are deferred and amortized over estimated customer lives.

         ADVERTISING

         The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of December 31, 2001, advertising costs of $2,275,000 were recorded in prepaid expenses, of which $1,110,000 is non-current.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use. If assets are determined to be impaired, then the asset is written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures (quoted market prices or third-party offers).

         INCOME TAXES

         The Company has adopted the  provisions  of SFAS 109,  "Accounting  for
         Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (LOSS) PER SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Convertible equity instruments, such as stock warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2001, there were no cash equivalents.

         NEW TECHNICAL PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of assets retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosure. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS
         121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discounted operations. Therefore, discounted operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

         COMPREHENSIVE INCOME

         There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

         RECLASSIFICATION

         Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. At December 31, 2001, the Company had commenced principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2001 of $12,904,643 and, at December 31, 2001, has a working capital deficiency of $2,523,741.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BASIS OF ACCOUNTING (CONTINUED)

         The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its operations. Should the Company be unable to realize the carrying value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to remain in operation and the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consists of the following:

         Furniture and equipment                               $  45,296
         Computer equipment                                       46,557
         Leasehold improvements                                   11,700
                                                                --------
                                                                 103,553

         Less accumulated depreciation and amortization          (38,746)
                                                                --------
                                                                $ 64,807
                                                                ========

         Depreciation and amortization expense for the years ended December 31, 2000 and 2001 was $9,689 and $29,057, respectfully.

NOTE 4 - INTELLECTUAL PROPERTY

         At December 31, 2001 intellectual property consists of:

         Patent application costs                              $   5,539
                                                                =========

         The Company entered into an agreement, dated April 22, 2000, with an individual and unrelated companies to purchase intellectual property for voice/speech compression which can be implemented in either computer software or electronic hardware. The other parties failed to perform their obligations under the original agreement. The agreement with the individual was assigned to the Company and amended on September 21, 2000. As of December 31, 2000, the Company paid $71,076 towards the purchase of the intellectual property.

         Pursuant to the agreement entered into with the individual on September 21, 2000, the Company agreed to issue him and hold in escrow, 1,500,000 shares of the Company's common stock. The shares will be released from escrow and transferred to the individual, in 500,000 share increments, upon the meeting of certain conditions. As of December 31, 2000, none of the shares had been released from escrow. In August 2001, the first project completion benchmark, filing of a patent application, was met, and the Company released from escrow and charged to operations 500,000 shares, valued at $3,000,000.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS

         In 2000, the Company agreed to acquire a 49% interest in ATN Korea, LTD under a joint venture arrangement. A director/founder of the Company is the president and CEO of ATN Korea, LTD. There was no formal written agreement underlying the joint venture. The purpose of the joint venture was to provide telecommunication connections to Korea and to serve as a hub for telecommunication connections throughout Asia. During 2000 the Company funded an aggregate $600,000 for equipment and operations to the joint venture. As of December 31, 2000 the Company terminated the joint venture agreement, had not received title to the equipment, and accordingly wrote off its entire investment.

         In 2000, the Company exchanged 163,034 shares of its common stock for 798,892 shares of USATALKS.com, Inc., valued at $149,792 based on the trading price of USATALKS.com, Inc. shares as of the date of the exchange. These shares were classified as available for sale. As of December 31, 2000 USATALKS.com, Inc. had filed for bankruptcy and the Company charged to operations the cost of its investment.

NOTE 6 - NOTES PAYABLE

         Notes payable at December 31, 2001 consists of the following:

         Related parties

        Note payable to officer/ director, unsecured, due on demand,
             interest at 7%                                           $ 219,960
        Note payable, to officer/director, unsecured, due on demand,
             interest at 7%                                              79,750
        Note payable to former officer,  unsecured, due on demand,
             INTEREST AT 10%                                             90,000
                                                                      ----------
                                                                     $  389,710
                                                                      ==========

         Other

        Note payable, unsecured, due on demand interest at 7%         $ 112,000
        Note payable, unsecured, due on demand, interest at 7%           50,000
        Notes payable, unsecured, due December 27, 2001 to
             January 12, 2002, interest at 8%, convertible
             to common stock                                             75,000
        Note payable, unsecured, due May 26, 2001, interest at 8%        11,000
        Note payable, unsecured, due on demand, interest payable monthly at $5,000 cash, and 10,000 shares of common stock (Note 7) 100,000
                                                                      ---------
                                                                      $ 348,000
                                                                      =========
                                     F - 14

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - OTHER OBLIGATIONS

         At December 31, 2001, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

        5,000 shares as partial consideration of agreement for
             financial relations services                              $  10,250
        44,000 shares for satisfaction of accounts payable for
            public relations services                                     99,000
        30,000 shares as additional consideration for borrowings (Note 6) 75,000
        2,500 SHARES - OTHER                                               2,500
                                                                        --------
                                                                       $ 186,750
                                                                        ========
NOTE 8 - COMMON STOCK

         During 2000, the Company issued an aggregate 27,285,874 shares of its common stock as follows:

o 10,750,000 shares, valued at $.01 per share, to a founder/officer/director of the Company for conversion of $72,233 of debt to stock and $35,267 for accrued salaries due to the individual.

o 10,750,000 shares, valued at $.01 per share, to a founder/officer/director of the Company for cash of $82,500 and equipment valued at $25,000. The equipment was transferred to the individual from a company that he was a consultant to and was received by him in satisfaction of fees due in the amount of $25,000.

o 3,500,000 shares to six individuals for services rendered to the Company valued at $.01 per share including 2,500,000 shares to a director/founder of the Company.

o 163,034 shares for 798,892 shares of USATALKS.com, Inc. common stock, valued at the trading price of USATALKS common stock as of the date of the exchange of $.185 per share (See Note 5).

o 600,000 shares for cash consideration of $866,000 ($1.44 per share).

o 22,840 shares for cash consideration of $114,200 ($5.00 per share).

o 1,500,000 shares, held in escrow, to an individual pursuant to employment agreement (Note 4). The Company measures the fair value of the shares held in escrow as of the date at which performance is complete (the measurement date). In August 2001, partial performance was completed, and 500,000 shares were released from escrow. The fair market value of the shares of $3,000,000 was charged to operations as of December 31, 2001.

         During 2001, the Company issued an aggregate 3,066,854 shares of its common stock as follows:

o 487,440 shares for cash consideration of $737,115 ($1.00 to $6.00 per share). Cost of the cash offerings was $102,958.

o 150,000 shares pursuant to employment agreements, valued at $750,000 ($5.00 per share).

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 -COMMON STOCK (CONTINUED)

o 1,875 shares as consideration for loans, valued at $11,250 ($6.00 per share).

o             2,000 shares for equipment, valued at $10,000 ($5.00 per share).

o 500,000 shares pursuant to advertising agreement with Premiere Radio Network, valued at $3,000,000 ($6.00 per share).

o 1,240,000 shares pursuant to two advertising agreements, valued at $2,290,000 (640,000 shares, valued at $1.75 per share and 600,000 shares, valued at $1.95 per share).

o 174,000 shares for commissions on advertising agreements, valued at $229,630 (25,000 shares, valued at $1.75 per share; 38,400 shares, valued at $1.95 per share; and 111,000 shares, valued at $1.00 per share).

o 13,563 shares for services, valued at $47,921 ($3.50 to $3.55 per share).

o             497,576  shares  pursuant  to  merger  and   reorganization   with
              Pathobiotek.

         At December 31, 2001 1,000,000 shares issued were held in escrow pursuant to an employment agreement with an individual (Note 4).

         In October 2001, Pathobiotek amended its Articles of Incorporation, increasing the number of authorized shares to 100,000,000 and changing the par value of common stock to $.0001. The accompanying financial statements reflect this amendment.

NOTE 9 - WARRANTS

         In 2001 the Company issued warrants to purchase shares of common stock as follows:

o 236,068 warrants as partial consideration for financial services in conjunction with merger and reorganization, valued at $21,548, using the Black-Scholes option pricing model; exercisable at $2.85 per share for 136,068 warrants through February 14, 2001, and at $7.20 per share for 100,000 warrants through June 14, 2006. The warrants are exercisable 13 months from the date of issuance.

o 268,598 warrants with the sale of common stock, exercisable at $3.50 per share through March to June, 2002.

o 5,000,000 warrants, exercisable at $7.20 per share through August 7, 2003, issued in conjunction with an agreement with Dishnetwork, Inc. (Dish). At December 31, 2001, none of the warrants were issued as Dish had not met performance requirements pursuant to the agreement.

NOTE 10 - SIGNIFICANT TRANSACTIONS AND EVENTS

         During the year ended December 31, 2001, the Company entered into various agreements in conjunction with commencing its principal operations. The significant agreements are as follows:

o Web site design agreement with Dreamaire Entertainment, Inc. under which the Company agreed to pay $8,000 for design, construction and maintenance of the web site.

o Carrier Internet Protocol Service agreement entered into January 18, 2001 for a period of one year.

o Customer Relationship Management Agreement providing for the furnishing of customer relationship management services for a period of two years through June 2003.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SIGNIFICANT TRANSACTIONS AND EVENTS (CONTINUED)

o Strategic Alliance Agreement with Dish for a two year period through August 2003 wherein Dish agrees to market the Company's telecommunications products to Dish customers utilizing the Company's BlueKiwi telephone service.

o Advertising services with Premiere Radio Network, Inc. (Premiere) for a two year period through June 2003 whereby Premiere agrees to advertising the Company's products for $6,000,000 per year, payable in advance in the form of $3,000,000 in common stock (500,000 shares valued at $6.00 per share) and $3,000,000 in prepaid long distance services. The Company charged to operations in 2001 the $3,000,000 value of the shares issued.

o Advertising services with News USA for editorial placements in newspapers and radio stations for 1,200,000 shares of the Company in common stock, valued at $2,220,000. As of December 31, 2001, no advertising services had been provided and the value of the shares issued was included in prepaid advertising.

o Financial public relations agreement for a seven month period through June 2002, payable in shares of common stock and cash. As of December 31, 2001, 40,000 shares of common stock , valued at $70,000, was issued, of which $55,000 is included in prepaid expenses.

o Letter of intent with Xener.com, a South Korea company whose co-president and CEO is an officer of the Company, for forming of a joint venture for use of Xener's VoIP network solutions in the United States.

NOTE 11 - RELATED PARTY TRANSACTIONS

         Related party transactions are as follows:

o Accounts payable at December 31, 2001 includes $54,952 due to a former officer of the Company for salary and expenses due as of the date of his termination.

o During 2000 and 2001, the Company acquired equipment from an entity owned by a shareholder of the company for $27,715 and $7,288 respectively, of which $29,506 is due and included in accounts payable at December 31, 2001.

o             During 2000,  the Company  entered into a joint venture  agreement
              with  ATN  Korea,   LTD.  a  Company  whose   president/CEO  is  a
              founder/director of the Company (Note 5).

o During 2000 and 2001, certain officers/directors/founders of the Company had loan transactions with the Company as follows: (Note
              6)

         o        $70,000 (2000) and $20,000 (2001) cash from a former officer.

         o $77,500 (2000) cash from an officer/director/founder of which $9,290 and $1,000 were repaid as of December 31, 2000 and 2001, respectively.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

         o $55,000 cash and $80,433 expenses paid on behalf of the Company from an officer/director/founder of which $63,200 was repaid and $72,233 was converted to common stock at $.01 per share in 2000. An additional $79,750 cash was loaned to the Company in 2001.

o In 2000, an officer/director/founder of the Company transferred equipment to the Company valued at $25,000 for 2,500,000 shares of common stock ($.01 per share).

o Accrued salaries at December 31, 2001, includes $617,693 and $582,426 due to each of two officers/directors/founders pursuant to their employment agreements and $86,978 due to two officers of the Company.

NOTE 12 - INCOME TAXES

         At December 31, 2001, the Company had a net operating loss carryforward of approximately $7,059,000 that may be offset against future taxable income through 2021. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $1,412,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $1,092,000 is attributable to 2001.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of accrued salaries and wages, stock issued for services, intellectual property, and merger and reorganization costs.

         There is no current or deferred tax expense for the years ended December 31, 2000 and 2001.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         In February 2001, the Company entered into a non-cancelable lease for office facilities in Memphis, Tennessee. Minimum payments due under this lease are as follows:

                                Year ending December 31,

                        2002                              $ 65,868
                        2003                                10,978

         Rent expense for 2000 and 2001 was $126,878 and $63,705, respectively. In March 2002, the Company vacated the leased office space.

         The  Company  has  entered  into  various   employment  and  consulting
agreements to provide services to the Company as follows:

o Employment agreements with its chairman and vice-chairman for a five year period commencing January 1, 2000 under which each of the individuals will have a base salary of $250,000 and an annual bonus of 25% of the base salary. Additionally the individuals will receive health insurance, auto allowance and other benefits pursuant to the agreements.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

o Consulting agreement with its former acting Chief Financial Officer and present Director of Business Operations and Legal
              Officer for a one year period commencing January 20, 2000, renewable monthly thereafter, providing for a weekly rate of $1,000 and a bonus of 25% of 2000 compensation.

o Employment agreement with an individual from whom the Company acquired intellectual property (Note 4), providing for an annual salary of $150,000 and a monthly vehicle allowance of $1,000, effective September 21, 2000.

NOTE 14 - SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         As of December 31, 2001 the Company had one operating segment, telecommunication services.

NOTE 15 - LEGAL PROCEEDINGS

(a) James Crunk, a former employee of the Company filed suit against the Company and two of its founders on July 20, 2001. Crunk alleges that he was hired as the Chief Financial Officer for the Company, under a contract that provided certain benefits. Crunk alleges that he was induced to come to work for the Company through a series of misrepresentations about the Company and the benefits that it would provide to Crunk. Crunk alleges that he loaned money to the Company that was never repaid. He alleges further that he was terminated without cause in violation of his employment contract and that the Company terminated him because he threatened to expose certain allegedly illegal conduct. Crunk has alleged four causes of action: 1) Promissory Fraud; 2) Breach of Contract; 3) Civil Violations of RICO; and 4) violations of the Tennessee Public Protection Act. Crunk seeks actual damages of $2,000,000, treble damages and attorney fees.

         The Company acknowledges that Crunk loaned money to the Company that has not been repaid. Beyond that the Company considers Crunk's claims to be without merit and frivolous. The parties have exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgement as sanctions for defendant's failure to respond.

         The Company intends to defend the lawsuit vigorously when it has the funds to do so. The case is presently set for trial on October 28, 2002.

(b) On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider. The Company acknowledges approximately $367,000 of services but is disputing $133,000 as being charges, which, in the opinion of management, were above the amount contracted for.

                                   ATNG, INC.
                    (FORMERLY PATHOBIOTEK DIAGNOSTICS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - LEGAL PROCEEDINGS (CONTINUED)

         The litigation is in its initial stages. The Company has retained legal counsel to answer the allegations before the deadline of June 12, 2002. The Company will deny the additional charges of $133,000 and expects to prevail in this matter. In the opinion of the Company's legal counsel, this matter will most likely conclude in an unfavorable result to the Company in the amount of approximately $261,366. This amount is included in accounts payable at December 31, 2001.

         The Company is a party to various other lawsuits brought against them for unpaid services, invoices and other costs by certain of its vendors. A judgement was entered into against the Company in one matter in the amount of $37,951, which amount is included in accounts payable at December 31, 2001. There exists a reasonable possibility that the Company will not prevail in all these cases.

NOTE 16 - SUBSEQUENT EVENTS

(a) Subsequent to December 31, 2001, the Company sold an aggregate 400,625 shares of common stock at a price of $2.50 to $.25 per share, and received $30,000 as a loan from an officer/director/founder of the Company; and issued an aggregate 1,985,000 shares, valued at $.85 to $1.55 per share, for advertising, financial services and employment agreements.

(b) On February 20, 2002, the Company entered into two "Purchase of Stock Agreements" ("the Purchase Agreements") with two unrelated entities, Segment Data Management, Inc. (SDM) and Asian Infolink, Inc. (Asian). Under the terms of the Purchase Agreements, the Company agreed to issue 400,000 shares of its common stock to SDM and 1,400,000 shares to Asian for all the outstanding shares of each of these entities.

         The Purchase Agreements are effective as of January 1, 2002. Additionally, in March 2002, the Company entered into consulting arrangements with the principals of SDM and Asian, providing for approximately $200,000 and $300,000, respectively, in services to be provided to the Company, payable in 160,000 (SDM) and 240,000 (Asian) shares of the Company's common stock, and cash.

                                  EXHIBIT 10.2

                                    PREMIERE
                                 RADIO NETWORKS
                       15260 VENTURA BOULEVARD FIFTH FLOOR
                       SHERMAN OAKS, CALIFORNIA 91403-5339
                       TEL. 818.377.5300 FAX. 818.377.5333
                                PREMIERERADIO.COM

June 5, 2001

Mr. E. Robert Gates, Ph.D.
Vice Chairman
ATNG, Inc.
6401 Poplar, Suite 330
Memphis, Tennessee 38119

To the Board of Directors of ATNG Corporation

     Re: ATNG, Inc. Sale and Exchange of Common Stock and Long Distance services in Consideration for Advertising: $3,000,000 Stock and $3,000,000 Long Distance Services per year for two (2) years, with a three (3) year option.

Gentlemen:

This will confirm the following agreement between ATNG, INC. ("ATNG") and Premiere Radio Networks, Inc. ("Premiere").

The total cost of this Advertising campaign is $6,000,000 per year for two (2) years. The gross purchase price for Advertising is $3,000,000 in Stock and $3,000,000 in Long Distance Services per year is firm and non-cancelable. The Initial Long Distance Services shall begin after 90 days from the date of this agreement. The initial proposed Advertising schedule for $5,626,900 is attached as exhibit "A". The remaining advertising time will be priced at the prevailing market rates when written order is received by Premiere. This advertising time is to be used by two (2) years from the date of this agreement. The scope of this agreement can be increased by mutual agreement of both parties expressed in writing.

During the course of this campaign there may be Instances where some ATNG commercials may have to be pre-empted or adjusted from week to week Every effort will be made to maintain the schedule within each network as outlined In Exhibit A, or within other acceptable networks. Regardless of commercial movement among networks, the overall number of Gross Impressions will be achieved, (These situations are of a non-material nature) All commercial copy is subject to approval by Premiere and the individual show host Copy Is required to be at Premiere two weeks in advance of scheduled flight weeks Premiere Advertising cannot be assigned or transferred; it is for the exclusive use of ATNG campaigns, except as mutually agreed.

At the end of each month, ATNG will be provided a notarized performance affidavit detailing the number of commercials by network. An estimated number of gross impressions will be provided for each schedule when booked.

Prepayment for the first year of this agreement will be $3,000,000 in Stock and $3,000,000 in prepaid Long Distance Services credits issued to Premiere and/or assigns, in advance of the first Broadcast schedule; and for each following calendar quarter thereafter, ATNG and Premiere will make a determination of the scope of that quarter's broadcast schedule, and calculate the remainder of the prior quarter's prepayment of stock and Long Distance services if any, to be applied to the amounts established in writing for that following quarter by ATNG and Premiere, until the full amount of this agreement ($12,OOO,OOO) in Advertising has been consumed. Premiere will be responsible for paying the consulting fees and agency fees due on this agreement out of Premiere's share of stock and Long Distance as follows; two and one half percent to Millennium Capital Quest, two and one half percent to TICO, five percent to X-It Marketing, LLC and ten percent to United Broadcast Sales, for a total of twenty percent. The remaining eighty percent will be issued to Premiere and/or assigns.

This agreement is for two (2) years with a three (3) year option to renew upon terms to be agreed upon by both ATNG and Premiere. Any changes to this agreement must be agreed to in writing and signed by both parties.

Concurrent with the execution of a copy of this agreement, ATNG will issue to Premiere, as an initial prepayment, 5OO,OOO shares of ATNG's common stock at the price of $6.00 plus prepaid Long Distance services credits in the amount of $3,000,000 with a combination to be determined by both parties of the Blue Kiwi product and Long Distance at the rate of six (6) cents per minute regardless of contiguous domestic destination of call. As consideration for this stock and Long Distance Services, Premiere will simultaneously issue credits to ATNG for commercial advertising time on its national radio programs at the prevailing market rates. Under separate cover, Premiere will detail the recipients of the current 500,000 shares of stock to be issued. The business portion of Long Distance will be used by Clear Channel Companies, and can be assigned by Premiere, subject to ATNG approval not unreasonably withheld. Also based on ATNG's approval not unreasonably withheld, the Blue-Kiwi product can be packaged in twelve-month certificates and assigned by Premiere for sale to individuals on a non-cash barter basis in Premiere's barter system, at a value that supports ATNG'S current pricing structure.

As the advertising is accessed over time, the ratio of stock to Long Distance wi11 be adjusted to back-load the Long Distance so Premiere will take more stock at the beginning of the contract, and more Long Distance toward the end of the contract, as agreed to in writing on a quarterly basis. It is anticipated that at the midpoint time-line of the contract there will be an equal amount of stock and Long Distance dollars. ATNG will supply monthly invoices pricing usage by Premiere against Long Distance credits issued.

The prepayment in stock prior to ATNG being publicly traded is at the ATNG most current Private Placement Memorandum price of $6.00 per share. ATNG will be a publicly traded company by June 30, 2001 and expects it's stock to commence trading above the PPM price. Subsequent payments in stock after ATNG is publicly traded will be Rule 144 stock, with piggyback registration rights at the prevailing trading price measured as the average price for the last five public market trading days, in the last calendar quarter prior to the quarter for which prepayment is due for advertising services.

The common stock will have the same pre-emptive, voting and other rights as attached to all other common stock of ATNG.

The common stock will be fully paid for, non-assessable and issued subject to all the rules promulgated by the SEC under Rule 144, as restricted stock. In the case of a subsequent stock registration by ATNG, under any form under the Securities Act of 1933, both Premiere and assignees of such stock will have piggyback registration rights at the expense of ATNG, subject to the same conditions as other stock, and at such time shall have registered stock no longer subject to Rule 144.

ATNG will consider at Premiere's request a seat on ATNG'S Board of Directors, after one year.

Any press releases issued by either ATNG or Premiere must have pre-approval from the other entity, in writing, before being released for publication.

Both Premiere Radio Networks, Inc. and ATNG shall deal in good faith, using commercially reasonable efforts as to all aspects of this agreement.

Please sign and retain a copy of this letter, return one signed copy to me, whereupon this sale and exchange of common stock and long distance services for advertising time will become effective and binding on both parties. Please provide Roberto Crawford, at Premiere Services Group, with a copy of this executed agreement.

Agreed and accepted:
for Premiere Radio Networks, Inc. by



/s/Kraig T. Kitchin
Kraig T. Kitchin
President                                    Date: June 18, 2001

Agreed and accepted:
ATNG

/s/E. Robert Gates
Mr. E. Robert Gates, Ph.D.
Vice Chairman
ATNG, Inc.
Date: 6-5-01

                                  EXHIBIT 10.3

                          STRATEGIC ALLIANCE AGREEMENT

This Agreement is made by and between ATNG, Inc. ("ATNG"), a Nevada Corporation having an office at 6401 Poplar Avenue, Suite 3360, Memphis, Tennessee 38119 and, Dishnetwork, Inc., a Nevada Corporation, operating a business at 177 East 7th Street, Carson City, NV 89701 ("DISH").

                                    RECITALS

A. ATNG is providing Telecommunications Products and Services and desires to provide Telecommunications products and services to customers through authorized resellers, agents and also through other distribution channels; and,

B. DISH is in the business of providing satellite television products direct to consumers and through its dealer network and agrees to use said dealer base to market ATNG products currently known as BlueKiwi (tm) unlimited usage flat rate long distance calling plans for residential customers and other products as they may be developed.

C. ATNG and DISH mutually agree that a strategic alliance is in the best interests of both parties and desire to enter into this Agreement to further their business relationship.

     NOW THEREFORE, the parties in consideration of the mutual promises made herein, the receipt and sufficiency of which is hereby acknowledged, agree as follows:

1.   RELATIONSHIP OF THE PARTIES

     1.1 APPOINTMENT: As a portion of this Agreement, ATNG hereby appoints DISH as an authorized agent for the sale of ATNG's Telecommunications Products and Services within the Territory subject to the terms and conditions contained herein. (The "Territory" is defined in Exhibit A, which is fully incorporated herein). DISH accepts appointment as an authorized agent as contained herein. The agency created hereby shall extend to the sale of ATNG's Telecommunications Products and Services only, and shall not be construed as a general agency. This agreement shall be considered to create a strategic alliance strictly for the purposes provided herein and shall not be considered to create a joint venture, partnership or any other legal relationship between the parties where either party shall share or be responsible for the debts and liabilities of the other party, nor shall this Agreement be construed as making either party an Agent of the other party beyond the extent expressly provided in and limited by this Agreement, or as giving the right of one party to legally bind the other in any manner or be able to incur debts and liabilities on behalf of the other. For the purpose of this Agreement, ATNG's Telecommunications Products and Services shall be limited to products and services listed in section 2.1 of Exhibit A. All commissions earned under this agreement shall be for the sale of Telecommunications Products and Services.

     1.2 TERM: The Term of this Agreement shall begin on August 8, 2001, and shall expire on August 7, 2003, unless earlier terminated under the terms of this agreement or extended by

                                                       Initials: /s/GS
                                                                 /s/RL
year  period  at  the   anniversary   date  August  7th  of  this  Agreement  is
automatically renewed for one (1)

     1.3 DISH PERSONNEL: Neither DISH nor its employees or dealer base are ATNG employees, and DISH assumes full responsibility for its employees' acts, daily direction and control. DISH shall inform its employees that they are not entitled to the provisions of any ATNG employee benefits. ATNG will not be responsible for workers compensation disability benefits, unemployment insurance and withholding income taxes and social security taxes for said personnel.

2.   DISH RESPONSIBILITIES

     In consideration for being appointed as an agent of ATNG, DISH agrees to the following responsibilities:

     2.1 SALES AGREEMENT: DISH shall use its best efforts to sell ATNG's Telecommunications Products and Services.

     2.2 IDENTIFICATION: DISH shall identify itself at its sole discretion as an Authorized agent of ATNG in the performance of DISH's duties and responsibilities hereunder. Such authorized agent designation shall cease with the termination or expiration of this Agreement. DISH shall not identify itself as having any other relationship with ATNG.

     2.3 DISH'S EMPLOYEES AND SUBAGENTS: DISH may employ others to assist it in its efforts under this agreement. DISH may use sub-agents for the sale of ATNG's Telecommunications Products and Services.

     2.4 SALES ACTIVITY: DISH shall employ only the highest quality sales techniques to market ATNG's Telecommunications Products and Services including, but not limited to the following: Providing demonstration of ATNG's telephone service, explaining its benefits, explaining the terms and conditions of purchase.

     2.5 CUSTOMER PROVISIONING: DISH shall provide ATNG, on a daily basis, a computer record of the daily activity of all DISH customers who subscribe to the BlueKiwi (tm) telephone service. Such record to contain the name, address, telephone number, credit card type, number and expiration date of all customers who subscribe for the service or terminate the service. ATNG shall use the computer record to activate service and to de-activate service to the customer and for reconciliation purposes of amounts due ATNG by DISH. The net daily payment shall be accumulated the week and the net amount due through the close of business on each Friday will be remitted to ATNG by check or wire transfer no later than by 10:00 AM Eastern Standard Time on Monday of the following week.

                                                      Initials: /s/GS
                                                                /s/RL

     2.6 CUSTOMER RELATIONS: DISH shall be governed in all dealings with members of the public by the highest standards of honesty, integrity and fair dealings, and shall do nothing which would tend to discredit, dishonor, reflect adversely upon or in any other manner injure the reputation of ATNG. DISH shall at all times faithfully, honestly and diligently perform its obligations hereunder, and shall continuously exert its best efforts to promote and enhance the use of ATNG's Telecommunications Products and Services.

     2.7 COMPLIANCE WITH LAWS, PROCEDURES AND GOOD BUSINESS PRACTICES: DISH shall at all times conduct its communications business in compliance with all applicable laws and regulations of the federal, state and municipal governments, all procedures established by ATNG and DISH and ethical business practices.

     2.8 ADVERTISING AND PROMOTION: ATNG may from time to time establish standards for all advertising, promotional, and customer training materials used or distributed by DISH which relate to the Telecommunications Products and Services offered by ATNG. Such standards will be limited to factual matters pertaining to ATNG's Telecommunications Products and Services and use of the ATNG Marks. Failure of DISH to abide by such standards shall be a material breach of this Agreement. All materials with the ATNG's name or logo must be submitted for review and approval by ATNG a minimum of ten (10) business days prior to distribution or production.

3.   ATNG'S RESPONSIBILITIES

     3.1 TELECOMMUNICATIONS PRODUCTS AND SERVICES: ATNG shall be responsible for providing products and operating an internet or telephone service system(s) in the Territory; securing, if appropriate, the necessary regulatory approvals to the operate service system(s), as required; and establishing the rates, terms, and conditions for the sale of products & services to ATNG's Customers. ATNG MAKES NO WARRANTY, EITHER EXPRESS OR IMPLIED INCLUDING WITHOUT LIMITATION, WARRANTIES OF FITNESS FOR A PARTICULAR USE OR PURPOSE.

     3.2 CUSTOMERS: Upon approval by ATNG of an order for Telecommunications Products and Services, the person or entity ordering such products and services shall become a customer of ATNG for those Telecommunications Products and Services offered and sold by ATNG. ATNG shall provide the Telecommunications Products and Services, subject to any restrictions or limitations set forth herein, to such customer. DISH shall be responsible for the billing and collection of all charges for Telecommunications Products and Services for any new customers DISH acquires for ATNG services.

     3.3 COMMISSIONS: In consideration for obtaining approved Service Orders from Customers, DISH shall pay to ATNG wholesale pricing for services as contained in EXHIBIT A.

                                                      Initials: /s/GS
                                                                /s/RL

DISH shall be responsible for all commissions, fees, charges, taxes or wages to any employees of DISH; and for the commission and fees of the DISH's sub-agents.

     3.4 BILLING AND COLLECTIONS: DISH shall be responsible for verifying credit information and for the billing and collection from DISH's customers or potential customers, of any money or charges for the Telecommunication Products and Services provides by ATNG. ATNG shall have no right or obligation to bill or collect from DISH's Customers or potential Customers any money or charges for the Telecommunications Products and Services provided or to be provided by ATNG, while agreement is in force.

     3.5 ADVERTISING AND SALES SUPPORT: ATNG may provide advertising and sales support to DISH under this Agreement. That support may include the following, some of which will be offered at no cost to DISH and some of which may be charged to DISH with DISH's prior approval, at ATNG's costs; Promotional literature, sales brochures, sales and product support, sales training, and training in administrative procedures and system operating characteristics. Support materials will be provided, as ATNG deems appropriate and necessary. Advertising and sales support provided by ATNG to DISH shall cease upon notification of termination of this AGreement by either party.

     3.6 LIMITATION OF LIABILITY AND REMEDY: IN NO EVENT SHALL ATNG BE LIABLE TO DISH FOR ANY LOSS OF PROFIT, REVENUE, OR GOODWILL OR FOR ANY CONSEQUENTIAL, INCIDENTAL, OR ECONOMIC LOSSES OR DAMAGES INCURRED OR SUFFERED BY DISH OR CUSTOMERS ARISING OUT OF ERRORS OR MALFUNCTIONS IN THE TELECOMMUNICATIONS
PRODUCTS OR SERVICES, OR THEIR USE OR INABILITY TO USE THE TELECOMMUNICATIONS PRODUCTS OR SERVICES, OR ARISING AS A RESULT OF OR RELATED TO THIS AGREEMENT, EVEN IF ATNG HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH LOSS OR DAMAGE. DISH AGREES THAT THE TOTAL LIABILITY OF ATNG FOR ALL CLAIMS OF ANY KIND ARISING AS A RESULT OF OR RELATED TO THIS AGREEMENT, WHETHER ARISING IN CONTRACT, TORT, (INCLUDING WITHOUT LIMITATION STRICT LIABILITY AND NEGLIGENCE), OR OTHERWISE, SHALL BE LIMITED TO REPAIR OF THE TELECOMMUNICATIONS PRODUCTS OR SERVICES, OR, IF THE SAME IS COMMERCIALLY IMPRACTICAL, THE TOTAL LIABILITY TO ATNG SHALL BE LIMITED TO THE RETURN OF ALL SUMS PAID BY CUSTOMER TO ATNG ATTRIBUTABLE TO THE TELECOMMUNICATIONS PRODUCTS OR SERVICES AFTER NOTICE FROM DISH TO ATNG OF THE ACT OR OMISSION GIVING RISE TO DISH'S CLAIM OR VICE VERSA.

                                                      Initials: /s/GS
                                                                /s/RL
                                        4

4.   GENERAL PROVISIONS

     4.1 DISH REPRESENTATIONS: DISH represents and warrants that the execution and performance of this Agreement will not conflict with or result in breach of any other agreement or contract to which DISH is a party. DISH further warrants that it is not subject to any limitation or restriction, which would prohibit, restrict or impede DISH's performance hereunder.

     4.2 TERMINATION OF AGREEMENT: Either party, after 30 days written notice of breach of this Agreement and opportunity to cure same, may cancel this Agreement.

     4.3 ATNG AS LICENSEE: No provision of this Agreement shall be construed as vesting in the DISH any control whatsoever in any facilities and operations of ATNG. DISH shall not represent itself as a federal or state certified licensee for ATNG's Long Distance Telephone Service in the Territory.

     4.4 COMPETITION: DISH acknowledges that ATNG will, wither directly through its own direct sales organization, or through other Agents or resellers, promote and sell telecommunications products and services to customers in the Territory. ATNG shall not in any manner contract for telecommunication products or services obtained by DISH or by any other DISH agent. DISH acknowledges that ATNG has made no representations about the profit DISH will make as an authorized agent of ATNG's and DISH assumes all risks for profitability under this Agreement.

     4.5 MAJOR ACCOUNTS: DISH acknowledges that ATNG, as a direct seller of Telecommunications products or services will be soliciting customers in the Territory. ATNG may publish a list of it major accounts from time to time. DISH agrees not to interfere with ATNG's relationship with these customers by attempting to solicit them directly or indirectly, either while and Agent of ATNG or after DISH's relationship with ATNG has ended. The customer lists provided under the terms of this section are to be considered highly confidential and therefore subject to Section 4.11 below.

     4.6 TRADEMARKS AND RELATED MATTERS: DISH may use ATNG's trademarks or service marks (individually or collectively the "Marks") as mutually agreed.

     4.7 INDEMNIFICATION: DISH agrees to indemnify and hold ATNG harmless from any and all liability, loss, claim, damage, cost or expense (including reasonable attorneys' fees and expenses) arising out of claims made against ATNG or damages suffered by ATNG, as the result of any material failure by the party so indemnifying to perform its obligations hereunder.

     4.8 SURVIVAL OF OBLIGATIONS: Termination of this Agreement for any cause shall not release DISH from any liability or obligation to ATNG which at the time of termination has already accrued to ATNG or which thereafter may accrue in respect to any act or omission prior to termination. All obligations of DISH which expressly or by their nature survive the expiration or

                                                      Initials: /s/GS
                                                                /s/RL
termination  of  this  Agreement   shall  continue  in  full  force  and  effect
notwithstanding its expiration or termination, until they are satisfied in full or VISE VERSA.

     4.9 Press Releases: Neither party will issue any press release mentioning the other party without prior written approval.

     4.10 DISH reserves the right to set its own price levels on bundled services that include ATNG's services, so long as the proposed pricing does not adversely affect ATNG's BlueKiwi (tm) service pricing.

     4.11 NOTICES: Except as otherwise provided in this Agreement, all notices required or permitted to be given shall be in writing and shall be presumed to be valid if sent by registered mail via United States Postal Service prepaid, addressed as follows:

If to ATNG:    ATNG, Inc.
               Vice President of Sales
               6401 Poplar Street, Suite 330
               Memphis, Tennessee 38119

If to DISH:    Dishnetwork, Inc.
               177 East 7th Street
               Carson City, NV  89701

     Any party hereto may change its address by a notice given to the other party in the manner set forth above. Notices given as herein provided shall be considered to have been received five (5) days after the mailing thereof, or when actually received, whichever occurs first.

     4.12 ASSIGNMENT: ATNG may not directly or indirectly assign or otherwise transfer in any manner any of its rights or obligations pursuant to this Agreement to any person or entity without the prior written approval of DISH, which consent shall not be unreasonably withheld, DISH acknowledges that ATNG has entered into this Agreement in reliance upon the DISH's application information, and the character, business experience and ability of DISH and that the rights are duties created by this Agreement are personal to DISH. DISH may not directly or indirectly assign or otherwise transfer in any manner any of its rights or obligations to any person or entity without the prior written approval of ATNG, which consent shall not be unreasonably withheld.

     4.13 NO SOLICITATION: DISH and ATNG mutually agree not to solicit each others' customers, whether or not in existence at the beginning of this Agreement.

     4.14 WAIVE: Neither DISH nor ATNG shall be deemed to have waived any right or option under this Agreement, including the right to demand exact compliance or to declare a breach of the Agreement, by virtue of any contrary custom or practice of the parties. Failure of DISH or

                                                      Initials: /s/GS
                                                                /s/RL

     ATNG to enforce a provision of this agreement on one or more occasions shall not prohibit the enforcement of that same provision on a subsequent occasion. Failure, neglect or refusal to exercise any right or to insist upon exact compliance with respect to one or more other authorized agents of ATNG shall not excuse nonperformance by this Agent.

     4.15 SEVERABILITY AND SUBSTITUTION OF VALID PROVISIONS: Each provision of this Agreement shall be considered severable, and if a provision is for any reason held to be invalid all remaining provisions shall be enforceable. If any provision of this Agreement is held to impose a restriction upon DISH which is unenforceable in scope but could be made enforceable by limiting the scope, DISH and ATNG agrees to a modification of the invalid or unenforceable provision to the extent required for enforceablity.

     4.16 EXECUTION: This Agreement may be executed in multiple copies, each of which shall be deemed an original.

     4.17 EFFECTS OF HEADINGS: Headings to articles and paragraphs of this Agreement are to facilitate reference only, do not form a part of this Agreement, and shall not in any way affect the interpretation hereof.

     4.18 GOVERNING LAW: All provisions of this Agreement shall be construed, given effect, and enforced according to the laws of the State of Nevada. All proceedings shall be held in Carson City, NV. The prevailing party shall, in addition to costs and expenses provided by law, be entitled to all reasonable attorneys' fees and costs incurred in enforcing the terms of this Agreement.

     4.19 ENTIRE AGREEMENT; AMENDMENTS: ATNG and DISH have read this Agreement and all of its exhibits and understand and accept the terms, conditions and covenants contained herein as necessary to maintain ATNG's high business standards and to protect the goodwill of ATNG and its Marks. Neither party shall be bound by any representations made by any of its officers, employees or agents, which are contrary to the terms of this Agreement. This Agreement and its Exhibits set forth the entire understanding between the parties and supersedes all previous agreements, arrangements and understanding between the parties, whether verbal or written, and may not be amended except in writing signed by authorized representatives of both parties.

                                                      Initials: /s/GS
                                                                /s/RL

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date set forth below their respective names:

ATNG, Inc.                                   Dishnetwork, Inc.
A Nevada corporation                         A Nevada corporation


By:/s/Mr. George M. Singer                   /s/Mr. Rick Le Mar
Mr. George M. Singer                         Mr. Rick Le Mar

Its: President and COO                       Its: Director of Operations
Date: 8/8/01                                 Date: 8/11/01
                                             SS/EIN Number:________
                                             Contact Name: Mr. Rick Le Mar
                                             Contact Phone Number: 3690-573-2663
                                             Contact Fax Number: 360-573-2728





















                                                      Initials: /s/GS
                                                                /s/RL

                                  EXHIBIT "A"
                    ADDENDUM TO STRATEGIC ALLIANCE AGREEMENT


1.   Territory:

DISH may attempt to sell ATNG products anywhere in the continental United States of America, acknowledging that service areas are limited.

2. Commission: Wholesale cost of services will be paid by DISH to ATNG the balance to be ] construed as "Commissions".

2.1 Wholesale pricing will be $27.96 on Residential accounts. Wholesale pricing on other services to be determined.

2.2 CANCELLATION OF COMMISSIONS. Commissions will be paid in accordance with Paragraph 2.1 of Exhibit A so long as DISH continues in the business of selling ATNG products and services. If DISH discontinues selling services offered by ATNG, DISH will continue to receive monthly commissions for a period of 3 years after the last day of sales of said services.

2.4 CHARGE-BACK FOR COMMISSIONS. In the event a Customer charges back any BlueKiwi (tm) payment to DISH, or if DISH grants a refund to an ATNG Customer, DISH will have the right to charge back to ATNG any Wholesale payment or portion thereof, which was charged back or refunded to Customer. All charge-backs to ATNG will be debited against Wholesale payments due to ATNG. Should ATNG be due no Wholesale payment, DISH may collect the amount of any charge-back directly from ATNG. DISH shall timely include information relating to said charge-back in its daily informational reporting to ATNG to allow ATNG to refuse said charge-back. If the charge-back is determined by ATNG to be improper, the charge-back shall be disallowed any amount of charge-back debited against ATNG shall be restored.

2.5  Other consideration for this Agreement between ATNG and DISH:

     ATNG agrees:

     a. It will tag its advertisements "sign-up today and receive a free satellite system installed free" as soon as is practicable. Further, ATNG will deliver leads it collects, regarding Customers requesting the free satellite system, to DISH in a timely manner.

     b. To grant to DISH warrants for 100,000 shares of its common stock at a Strike Price of $7.20 for each share of common stock upon the execution of this Agreement.

     c. To grant warrants for 500,000 shares of its common stock at a Strike Price of $7.20 for each share of common stock when DISH has increased the number of ATNG/Blue Kiwi (tm) Customers by 500,000. For each addition of 250,000 ATNG/Blue Kiwi (tm) Customers, ATNG will grant warrants for an additional 250,000 shares of its common stock with a Strike Price of $7.20 for each share of common stock. Warrants issued pursuant to this Agreement will remain in effect for five (5) years from the date issued. The maximum number of shares subject to warrants to be granted pursuant to this Agreement is 5,000,000.

     d. It will not knowingly approach DISH's dealer base or enter into an agreement similar in nature to this Agreement.

DISH agrees:

     a. It shall use its dealer base to sell and market ATNG/Blue Kiwi (tm) products (defined as "Unlimited Usage Flat Rate Long Distance calling plans for residential customers" and other products as they may be developed.).

                                                      Initials: /s/GS
                                                                /s/RL

     b.   It shall supply mini-dish satellite systems to end user ATNG/Blue Kiwi
          (tm) Customers to include:

          *Use of the system;
          *Shipping;
          *Activation;
          *First Month's Programming/Service free;
          *Professional Installation for free anywhere in the continental United States in areas that are part of the DISH professional installation network;

               *RESTRICTION: Customers must qualify for free system with the following points:

               *    Must be a First Time DISH Customer;
               * Credit Criteria to include only that the Customer must have a valid major credit card (or Debit Card containing a Major Credit Card Logo, with a $50 balance);
               * Must maintain minimum programming of $35.99 per month for a minimum of 12 consecutive months - "DISH's Digital Home Plan".

     c. It shall pay ATNG Twenty Five Dollars ($25) for each satellite system placed pursuant to this Agreement, reserving the right to charge-back monies paid to ATNG if the DISH customer does not fulfill the above-outlined requirements. Payment of said monies to ATNG shall be on the same schedule as that applied to DISH payments.

ATNG, Inc.                                   Dishnetwork, Inc.
A Nevada corporation                         A Nevada corporation


By:/s/Mr. George M. Singer                   /s/Mr. Rick Le Mar
Mr. George M. Singer                         Mr. Rick Le Mar

Its: President and COO                       Its: Director of Operations
Date: 8/8/01                                 Date: 8/10/01


                                                     Initials: /s/GS
                                                               /s/RL

                                  EXHIBIT 10.4

NEWS USA
November 12, 2001

ROBERT GATES - President
ATNG Inc.
6401 POPLAR Avenue #330
Memphis, TN 38119

Re. 40,000 Story Placements Guaranteed

Dear Robert,

We will guarantee to you a minimum of 40,000 editorial placements in newspaper and radio stations which will Consist of: 52 tabloid Pages(8 assorted-size stories) to 10,250 newspapers and 40 radio features to 6,600 radio stations(plus as an added bonus feature we distribute the stories to 18,640 web sites) - the Newspaper and radio exposure alone is expected to have an estimated ad value equivalent of approximately $20 Million - at a cost of $7.2 million. News USA will do all the writing, editing and scripting to your approval, including submit updated monthly clippings and reports of placement.

Under special arrangement, we would accept the following as payment: 1.2 million shares of stock (R 144) with Piggyback Registrations Rights @ $6 per share = $7.2 million

Client must issue stock certificates that are non-cancelable for any reason and issue the appropriate attorney's opinion letter- to expedite the lifting of the restriction on the R144 stock when appropriate. All shares are to include piggyback registration rights upon the firm's next registration.

Upon signing the first half of the shares become due. These shares are to be issued and received within 10(ten) business days. Shares are non-refundable and non-cancelable. Failure to deliver the shares when due shall trigger the balance of the shares becoming due immediately. The second half or the shams become due upon copy approval of the first story or 30 (thirty) days, which ever happens first.

Should stock 20 day average trading price drop below the strike price and remain below the strike price for 20 (twenty) consecutive days. News USA may at its discretion declare this contract in default and move to cure the demanding more shares as remedy. Or ceasing all work and keeping any shares it has received as damages, at its discretion.

NYC 317 Madison Ave.                                   DC 7777 Leesburg Pike
Suite 1704 NYC 10017                                   Suite 307 South
1.888.563.5200                                         Falls Church VA  22043
                              www. newsusa.com         1.800.355.9500

NEWS USA

Performance:
     A. News USA must generate the guaranteed 40,000 placements or it will write and distribute additional storied free, until our 40,000 placement guarantee has been met.

     B. Client will pay in accordance with the terms of this agreement or News USA will put all remaining work on hold and be entitled to all shares due under the fill contract and all attorney and collection fees plus 1.5% interest per month paid in cash on cash equivalent value of the outstanding balance as indicated above. Once News USA will resume with the fulfillment of its work as specified under the terms of the contract.

This Agreement is made, governed and judged by the laws of the State of Virginia.

Please sign and fax back (212.758.9625) this letter. A fax copy of this Agreement shall be treated as if an original and fully acceptable.

Sincerely,

/s/Richard D. Smith
Richard D. Smith - CEO

AGREED:                                              Client:
News USA Inc.

/s/Richard D. Smith                                  /s/E. Robert Gates
Richard D. Smith - CEO                               Robert Gates - President
FEDEX# 1136-1259-2                                   ATNG Inc.










NYC 317 Madison Ave.                                   DC 7777 Leesburg Pike
Suite 1704 NYC 10017                                   Suite 307 South
1.888.563.5200                                         Falls Church VA  22043
                              www. newsusa.com         1.800.355.9500