Form 10QSB
period 2002-03-31
ATNG INC
filed 2002-05-20
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001098329

                               For Quarter Ended
                                 March 31, 2002

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

                         31,337,728 as of March 31, 2002

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                    ATNG, Inc.
                                     (Formerly Pathobiotek Diagnostics, Inc.)
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets

                                                      ASSETS

                                                                              March 31,            December 31,
                                                                                 2002                 2001
                                                                             (Unaudited)
                                                                           -------------------------------------
CURRENT ASSETS
              Cash                                                         $         17,365      $       82,069
              Prepaid Advertising                                                   857,500           1,165,000
              Accounts Receivable-Net                                                96,032              25,000
              Other                                                                  27,007              16,805
                                                                           -------------------------------------
                          Total Current Assets                                      997,903           1,288,874

PROPERTY AND EQUIPMENT-NET                                                           50,480              64,807

INTELLECTUAL PROPERTY                                                                 5,538               5,539

PREPAID ADVERTISING                                                               1,110,000           1,110,000
                                                                           -------------------------------------

                                                                           $      2,163,922      $    2,469,220
                                                                           =====================================


              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Accounts Payable                                             $      1,146,410      $    1,073,913
              Accrued Salaries                                                    1,907,763           1,635,019
              Payroll Taxes                                                         369,755             262,425
              Accrued Interest                                                       65,711              43,193
              Notes Payable-Related                                                 411,000             389,710
              Notes Payable-Other                                                   273,000             348,000
              Notes Payable-Bank                                                    300,000
              Deferred Income                                                        14,080              60,355
                                                                           -------------------------------------
                          Total Current Liabilities                               4,487,719           3,812,615
                                                                           -------------------------------------
OTHER OBLIGATIONS                                                                 3,455,534             186,750
                                                                           -------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
              Common Stock, $.0001 par value:
              Authorized 100,000,000
              Issued 32,337,728; 30,352,728 respectively;
              Outstanding 31,337,728; 29,352,728 respectively                         3,134               2,935
              Capital in Excess of Par Value                                     13,599,964          11,371,563
              Deficit Accumulated During Development Stage                      (19,382,430)        (12,904,643)
                                                                           -------------------------------------

                          Stockholders' Deficiency                               (5,779,332)         (1,530,145)
                                                                           -------------------------------------

                                                                           $      2,163,922      $    2,469,220
                                                                           =====================================



                                             See Accompanying Notes

                                                       ATNG, Inc.
                                        (Formerly Pathobiotek Diagnostics, Inc.)
                                              (A Development Stage Company)
                                         Consolidated Statement of Operations

                                                                                     Three Months Ended            Cumulative to
                                                                                            March 31,                March 31,
                                                                            -------------------------------------------------------
                                                                                  2002               2001               2002
                                                                                  ----               ----               ----
                                                                               (UNAUDITED)

REVENUES
              Telecommunication services-net                                $         173,411      $        6,672  $       458,338
              Advertising - Net                                                       151,832                              151,832
                                                                            -------------------------------------------------------
                          Total Revenue                                               325,243               6,672          610,170
                                                                            -------------------------------------------------------

OPERATING EXPENSES
              Cost of Services                                                        360,714               8,239        1,222,900
              Advertising                                                             409,291             121,139        3,797,725
              General & Administrative                                              1,503,962             562,229        9,043,702
              Interest                                                                109,643               5,719          250,980
              Depreciation                                                              4,546               7,264           43,292
                                                                            -------------------------------------------------------
                                                                                    2,388,156             704,590       14,358,599
                                                                            -------------------------------------------------------

OTHER EXPENSE
              Disposal of Fixed Assets                                                 64,807                               64,807
              Excess of purchase price over net book value of
              acquired subsidiaries                                                 2,946,546                            2,946,546
              Investment Banking Fee                                                1,403,520                            1,403,520
              Merger and reorganization costs                                                                              361,620
              Write-off of intellectual property                                                                           107,715
              Write-off of investment in marketable securities                                                             149,792
              Write-off of investment in joint venture                                                                     600,000
                                                                            ------------------                    -----------------
                                                                                    4,414,873                            5,634,000

NET (LOSS)                                                                        ($6,477,787)          ($697,918)    ($19,382,430)
                                                                            =======================================================

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED                                          ($0.21)             ($0.03)          ($0.71)
                                                                            =======================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIC AND DILUTED                                                                  30,337,728          25,790,181       27,347,861
                                                                            =======================================================



                                             See Accompanying Notes

                                                      ATNG, Inc.
                                        (Formerly Pathobiotek Diagnostics, Inc.)
                                              (A Development Stage Company)
                                               Statements of Cash Flows

                                                                                Three Months Ended       Cumulative to Cumulative to
                                                                                    March 31,              31-Dec       March 31,
                                                                            --------------------------------------------------------
                                                                                2002           2001         2001           2002
                                                                                ----           ----         ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
            Net (Loss)                                                        ($6,477,787)  ($697,918)  ($12,904,643)  ($19,382,430)
            Adjustments to reconcile net (loss) to net cash (used)
            by operating activities
                      Depreciation                                                  4,546       7,264         38,746         43,292
                      Amortization of Prepaid Advertising                         307,500                                   307,500
                      Debt for Expenses                                                                       80,433         80,433
                      Write off of Intellectual Property                                                     107,715        107,715
                      Write Off of Marketable Securities                                                     149,792        149,792
                      Write Off of Korean Joint Venture                                                      600,000        600,000
                      Common Stock Warrants  Issued for Services                                              21,548         21,548
                      Common Stock issued for Services, Salaries and Interest     900,000     154,563      4,124,068      5,024,068
                      Common Stock issued for Advertising                          56,100                  3,000,000      3,056,100
                      Common Stock issued for Investment Banking Services       1,275,000                                 1,275,000
                      (Increase) in other obligations                           3,268,784                    177,460      3,446,244
                      (Increase) in Accounts Receivable,  Prepaids and Other      (81,234)    (28,488)       (41,805)      (123,039)
                      Increase in Accounts Payable and Accrued Expenses           202,345     230,032      1,379,531      1,581,876
                      Increase in Accrued salaries                                272,744     197,192      1,635,019      1,907,763
                      Notes Payable transferred to Stock (Other Obligations)      (46,723)                                  (46,723)
                      Decrease in Deferred Revenue                                (46,275)                    60,355         14,080
                      Other                                                         9,005      (6,313)                        9,005
                                                                            --------------------------------------------------------
            Net Cash (Used) by Operating Activities                              (355,994)   (143,668)    (1,571,781)    (1,927,775)
                                                                            --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Cash paid for property and equipment                                              (20,910)       (68,554)       (68,554)
            Cash paid for intellectual property                                                (9,531)      (113,253)      (113,253)
            Investment in Korean Joint Venture                                                              (600,000)      (600,000)
                                                                            --------------------------------------------------------
            Net Cash (Used) in Investing Activities                                     0     (30,441)      (781,807)      (781,807)
                                                                            --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from borrowings-Related                                       40,000     125,290        455,000        495,000
            Repayment of borrowings-Related                                       (18,710)                   370,000        351,290
            Proceeds from borrowings-Other                                                     32,000        (64,200)       (64,200)
            Repayment of borrowings-Other                                         (30,000)                   (22,000)       (52,000)
            Proceeds from borrowings-Bank                                         300,000                                   300,000
            Cash Paid for Offering Costs                                                                    (102,958)      (102,958)
            Proceeds from sale of Common Stock                                                 15,200      1,799,815      1,799,815
                                                                            --------------------------------------------------------
            Net Cash Provided by Financing Activities                             291,290     172,490      2,435,657      2,726,947
                                                                            --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                   (64,704)     (1,619)        82,069         17,365

CASH BEGINNING OF PERIOD                                                           82,069        1619
                                                                            --------------------------------------------------------
CASH END OF PERIOD                                                             $   17,365    $      0    $    82,069    $    17,365
                                                                            ========================================================


                                             See Accompanying Notes

                                   ATNG, Inc.
                    (Formerly Pathobiotek Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of ATNG, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 3,200 are not necessarily indicative of the operating results for the entire year.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2001.

The Company was incorporated under the laws of the State of Nevada on January 20, 2000. On October 16, 2000, the Company completed an agreement and Plan of Reorganization (the Agreement) with Pathobiotek Diagnostics, Inc. (Pathobiotek), a public Company incorporated under the laws of the State of Texas, whereby the shareholders of the Company received 27,836,186 shares of Pathobiotek common stock for all of the outstanding shares of common stock of the Company. On completion of the transaction, the Company became a wholly-owned subsidiary of Pathobiotek. However, since this transaction resulted in the existing shareholders of the Company acquiring control of Pathobiotek, for financial reporting purposes the business combination is accounted for as an additional capitalization of Pathobiotek (a reverse acquisition with the Company as the accounting acquirer). Under the terms of the Agreement, the Company agrees to pay $250,000 as consideration for Pathobiotek.

The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly-owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written of against operations. The financial statements for the quarter ended March31, 2002 contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation

The Company provides voice and data telecommunications services utilizing Voice over Packet ("VOP") network. Its signature product is BlueKiwi residential long distance service. BlueKiwi is a flat rate, unlimited long distance calling plan offering instate and state -to-state calling in the contiguous U.S. and unlimited long distance calling to South Korea. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) 7.

                                   ATNG, Inc.
                    (Formerly Pathobiotek Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

During 2001, the Company commenced operations and earned its initial revenue from telecommunication services. Its efforts, since inception, have consisted of financing activities, the acquisition of technology and initial test marketing of its services.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

REVENUE RECOGNITION

Revenue is recognized as services are provided to customers. Monthly recurring charges include fees paid by customers for lines of service, additional features on those lines and co-location space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges and reciprocal compensation charges are billed in arrears and are fully earned when billed. Initial, non-recurring fees are deferred and amortized over estimated customer lives

ADVERTISING

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of March 31, 2002 advertising costs of $1,967,500 were recorded in prepaid expenses, of which $1,110,000 is non-current.

(LOSS) PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Convertible equity instruments, such as stock warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

                                   ATNG, Inc.
                    (Formerly Pathobiotek Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At Mach 31, 2002, there were no cash equivalents.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. At March 31, 2002, the Company had commenced principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2002 of $19,382,430 and has a working capital deficiency of $3,489,816.

NOTE 3 - OTHER OBLIGATIONS

At March 31, 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

10,000 shares as partial consideration of agreement for
financial relation services                                              $22,750
44,000 shares for satisfaction of accounts payable for
public relations services                                                 99,000
60,000 Shares as additional consideration for borrowings                 147,000
1,800,000 Shares for acquisition of Subsidiaries                       2,790,000
252,000 Shares for merger and acquisition service                        128,250
131,944 Shares to Advisors and Employees of Pathobiotek
Diagnostics, Inc for Services performed for that company                  67,561
405,625 Shares for cash at prices ranging from $2.50 to .50cents         151,750
31,220 Shares issued for conversion of promissory notes to stock          46,723
2,500 Shares-other                                                         2,500
                                                                       ---------
                                                                      $3,455,534

NOTE 4-COMMON STOCK

During the first quarter of 2002 the Company issued an aggregate of 1,985,000 shares of its common stock as follows:

o 375,000 shares to three employees for services valued at $900,000. ($1.00 to $3.50 per share).
o    110,000 shares for advertising, valued at $56,100. ($.51 per share).
o 1,500,000 shares for investment banking services, valued at $1,275,000. ($.85 per share).

                                   ATNG, Inc.
                    (Formerly Pathobiotek Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 5- SIGNIFICANT TRANSACTIONS AND EVENTS

During the first quarter of 2002 the Company entered into various agreements in conjunction with its principal operations. The significant agreements are as follows:

o Corporate Sponsorship/Advertising Agreement entered into January 4, 2002 for insertion of advertising into magazines distributed to school districts. Total estimated distributions of 5,115,000. Cost to be paid as a commission from sales.
o Employment agreement entered into January 30,2002 which engages the services of a senior network executive with an annual salary of $120,000 plus stock incentives of 250,000 the first year of employment and 250,000 the second year of employment and an additional $300,000 of stock from a proposed offering of S-8 stock. Annual bonus to be determined and paid in stock.
o Wholesale Minutes Sales Agreement entered into February 1, 2002 for a period of 90 days. Not renewed.
o Wholesale Minutes Sales Agreement entered into March 29, 2002 for a period of one year.
o Purchase of Stock Agreements entered into February 20, 2002 for the purchase of Asian Infolink, Inc. and Segment Data Management, Inc. for a total of 1,800,000 shares of company stock. The contracts also call for a payment of S-8 stock totaling $500,000 for the services of two key employees of the acquired companies.
o Consultant Agreement entered into March 28, 2002 for merger and acquisition and public relations services. Contract calls for payment of 250,000 shares of stock each quarter starting in the second quarter of 2002 through the first quarter of 2003. Agreement may be terminated by either party at the end of a quarter.
o In conjunction with the acquisition of Asian Infolink, Inc.(AIL) and Segment Data Management, Inc. (SDM) the Company acquired its' own customer sales and service operations and data processing previously provided by third party vendors. AIL and SDM are based in Los Angeles, Ca. and the Companys' headquarters were in Memphis, TN. In view of the difficulty in managing the operations from Memphis, TN. The Board of Directors decided to close the Memphis office and move all operations to Los Angeles. In conjunction with the move two senior executives transferred to Los Angeles and two remained in Memphis, Tn. All other Memphis employees (7) were laid off. The Company continues to retain a national sales office in Memphis. The Company accounted for this acquisition using the purchase method and the excess of the purchase price over the net book value of the acquired subsidiaries of $2,946,546 has been charged to operations during the quarter ended March31, 2002. Also, the remaining net book value of the fixed assets and leasehold improvements of $64,807 attributable to the Memphis operations have been written off to operations during the quarter ended March 31, 2002.
o The Company entered into two agreements for Investment Banking and Merger and Acquisitions with one company and one individual. The company received 1,500,000 shares of stock valued at $.85 per share for a total consideration of $1,275,000 for services to be performed over one year. The contract with the individual provides for ongoing merger and acquisition services for a period of three years in exchange for 252,000 shares of stock valued at $.51 per share for a total consideration of $128,250. These two amounts totaling $1,403,520 have been charged to operations during the quarter ended March 31, 2002.

                                   ATNG, Inc.
                    (Formerly Pathobiotek Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

o Media and Stock Purchase Agreement entered into March 5, 2002. The agreement provides for the purchase of Media from the Company in exchange for stock and a percentage of revenues directly derived from the use of the media to sell the product of the contracting company.In exchange for $5,000,000 of media the Company will receive 1,000,000 shares from a proposed stock offering plus 30% of the gross revenue from the sale of the software program less $5 shipping and handling from those sales directly attributable to the media advertising. At March 31, 2002 none of the media had been used and no revenue had resulted. The 1,000,000 shares of stock are being held in escrow by the company attorney pending consummation of the media usage.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD IN 2001

OPERATIONS

The first quarter of 2002 presented several problems and several opportunities. The Company commenced operations in the third quarter of 2001 using third party vendors to provide customer sales and service and telephone network connections. Because of difficulties over cost and service the Company severed the relations with both vendors and due to an interruption in service most of the customers were lost to other providers. In February the Company acquired Asian Infolink, Inc., which operates a Korean language directory service to the Korean communities in the United States. The Company saw this as an opportunity to acquire its' own customer sales and service operation as well as an opportunity to market long distance service to the Korean communities. In addition Segment Data Management, Inc. maintains an extensive database on ethnic communities and has people with considerable information technology skills that the Company needs to interface with the customer sales and service and the network provider. These two acquisitions now place the Company in a position to completely control and manage their operations from one location in Los Angeles, Ca. As discussed elsewhere, this was the major reason the office in Memphis was closed and all operations moved to Los Angeles.

Operations for the three months ended March 31, 2001 and 2002 represent two different phases in the Companies development stage. In the three months ended March 31, 2001 the Company launched a long distance flat rate program to Korea using third party vendors. The quality of the telephone service was not good and the customer sales and service vendor did not perform and the program was subsequently stopped while the Company looked for other vendors.

Sales for the first quarter 2001 represent the early test market of the Korean program. The revenue in the quarter in 2001 was $6,672. Sales for the first quarter of 2002 consist of $173,411 from the flat rate residential program BlueKiwi and $151,832 from advertising sold to merchants to advertise on the Korean Directory service of Asian Infolink, Inc., which the Company acquired in the quarter.

Operating expenses for the periods are compared below:

                                             2002                    2001
                                             ----                    ----
Interest                                    $109,643                 $5,719
Depreciation                                  $4,546                 $7,264
Advertising                                 $409,291               $121,139
Costs of services                           $360,714                 $8,239
General and administrative                $1,503,962               $562,229
                                          ----------               --------
TOTAL                                     $2,388,156               $704,590
                                          ----------               --------

The Company incurred a net loss of ($6,477,787) for the quarter in 2002 compared to ($697,918) in the same period in 2001. Of the loss in 2002, a total of $4,414,873 was other expense including write down of acquisition cost ($2,946,546) on the acquisition of subsidiaries. The net loss per share was ($.21) in 2002 and ($.03) in 2001. The trend of losses is expected to continue until revenues are achieved which exceed operations and other expenses.

The increase in interest expense results from the high cost of financing the Company incurred in borrowing funds for operations. These cost will continue until operations reach maturity or alternative financing is found.

Advertising on the Premiere Radio Network was discontinued during the first quarter of 2002 because of the operational problems. Advertising expense for 2002 results primarily from stock issued for advertising services $68,600 and the amortization of prepaid advertising $ 307,500. Advertising expense in 2001 represents $80,00 for a billboard to launch BlueKiwi in New York and Advertising Agency services of approximately $35,000.

Cost of services in 2002 represent approximately $25,000 paid to a third party vendor and the costs of Asian Infolink, Inc. incurred in the customer sales and service of approximately $270,000.

The increase in General and Administrative expenses is primarily due to the issuance of $900,000 of common stock for services during 2002 compared to $155,000 during 2001. The amounts for 2002 also reflect the increase in costs from the acquisition of Asian Infolink, Inc. and Segment Data Management, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued its efforts to raise additional capital through the sale of stock through Private Placement and Loans from Officers/Directors/Founders and others. During the three months ended March 31, 2002 additional funding was obtained in the form of $30,000 in Loans with repayments of $48,708 being made. Also the Company received $151,750 from the sale of stock at amounts varying between $2,50 to $.50 per share. The Company believes it can continue to raise the necessary capital to fund the operations of the Company.

The Company has no plans at the present to neither hire any additional employees nor devote any significant amount to Research and Development until such time as the growth of the business has generated sufficient cash flows to meet the operating needs of the Company.

The Company has no plans for material commitments for capital expenditures as of March 31, 2002.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

                  During the first quarter of 2002 the Company issued an aggregate of 1,985,000 shares of its common stock as follows:

                  o 375,000 shares to three employees for services valued at $900,000. ($1.00 to $3.50 per share).

                  o 110,000 shares for advertising, valued at $56,100. ($.51 per share).

                  o 1,500,000 shares for investment banking services, valued at $1,275,000. ($.85 per share).


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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2002. (incorporated by reference)

                         February 6, 2002    -    Form 8K12g3
                         February 26, 2002   -    Form 8K
                         March 27, 2002      -    Form 8K/A

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 20, 2002

                                          ATNG, INC.



                                          by:/s/George Betts
                                          George Betts, President