Form 10QSB/A
period 2002-03-31
ATNG INC
filed 2002-05-24
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB/A
                                 Amendment No. 1


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


                         31,743,353 as of March 31, 2002

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                    ATNG, Inc.
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets

                                                      ASSETS

                                                                              March 31,            December 31,
                                                                                 2002                 2001
                                                                             (Unaudited)
                                                                           -------------------------------------
CURRENT ASSETS
              Cash                                                         $         17,365      $       82,069
              Prepaid Advertising                                                 1,135,000           1,165,000
              Accounts Receivable-Net                                                96,032              25,000
              Other                                                                  27,007              16,805
                                                                           -------------------------------------
                          Total Current Assets                                    1,275,403           1,288,874

PROPERTY AND EQUIPMENT-NET                                                           50,480              64,807

INTELLECTUAL PROPERTY                                                                 5,538               5,539

PREPAID ADVERTISING                                                                 832,500           1,110,000
                                                                           -------------------------------------

                                                                           $      2,163,922      $    2,469,220
                                                                           =====================================


              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Accounts Payable                                             $      1,085,410      $    1,073,913
              Accrued Salaries                                                    1,907,763           1,635,019
              Payroll Taxes                                                         369,755             262,425
              Accrued Interest                                                       65,712              43,193
              Notes Payable-Related                                                 411,000             389,710
              Notes Payable-Other                                                   273,000             348,000
              Notes Payable-Bank                                                    300,000
              Deferred Income                                                        14,080              60,355
                                                                           -------------------------------------
                          Total Current Liabilities                               4,426,720           3,812,615
                                                                           -------------------------------------
OTHER OBLIGATIONS                                                                 3,780,354             186,750
                                                                           -------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
              Common Stock, $.0001 par value:
              Authorized 100,000,000
              Issued 32,743,353; 30,352,728 respectively;
              Outstanding 31,743,353; 29,352,728 respectively                         3,175               2,935
              Capital in Excess of Par Value                                     13,806,673          11,371,563
              Deficit Accumulated During Development Stage                      (19,852,999)        (12,904,643)
                                                                           -------------------------------------

                          Stockholders' Deficiency                               (6,043,152)         (1,530,145)
                                                                           -------------------------------------

                                                                           $      2,163,922      $    2,469,220
                                                                           =====================================

                          The accompanying notes are an integral part of these financial statements

                                                      ATNG, Inc.
                                              (A Development Stage Company)
                                         Consolidated Statement of Operations
                                      Three Months Ended March 31, 2001 and 2002,
                     And Cumulative Amounts From Inception (January 20, 2000) to March 31, 2002
                                                      (Unaudited)
                                                                                                                   Cumulative to
                                                                                                                     March 31,
                                                                                  2001               2002               2002
                                                                                  ----               ----               ----

REVENUES
      Telecommunication services-net                                               $6,672           $173,411            $458,338
      Advertising - net                                                                 -            151,832             151,832
                                                                          ----------------   ----------------    ----------------
            Total Revenue                                                           6,672            325,243             610,170
                                                                          ----------------   ----------------    ----------------

OPERATING EXPENSES
      Cost of Services                                                              8,239            360,714           1,222,900
      Advertising                                                                 121,139            409,291           3,797,725
      General & Administrative                                                    562,229          1,891,401           9,431,141
      Interest                                                                      5,719            109,643             250,980
      Depreciation                                                                  7,264              4,546              43,292
                                                                          ----------------   ----------------    ----------------
                                                                                  704,590          2,775,595          14,746,038
                                                                          ----------------   ----------------    ----------------

OTHER EXPENSE
      Write off of fixed assets                                                         -             64,807              64,807
      Excess of purchase price over net book value of
      acquired subsidiaries                                                             -          2,946,546           2,946,546
      Investment Banking Fee                                                            -          1,419,090           1,419,090
      Merger and reorganization costs                                                   -             67,561             429,181
      Write-off of intellectual property                                                -                  -             107,715
      Write-off of investment in marketable securities                                  -                  -             149,792
      Write-off of investment in joint venture                                          -                  -             600,000
                                                                          ----------------   ----------------    ----------------

                                                                                        -          4,498,004           5,717,131
                                                                          ----------------   ----------------    ----------------

NET (LOSS)                                                                      ($697,918)       ($6,948,356)       ($19,852,999)
                                                                          ================   ================    ================

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED                                      ($0.03)            ($0.24)             ($0.75)
                                                                          ================   ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED                                                              25,790,181         29,536,224          26,444,708
                                                                          ================   ================    ================


                                     The accompanying notes are an integral part of these financial statements


                                                      ATNG, Inc.
                                              (A Development Stage Company)
                                               Statements of Cash Flows
                                      Three Months Ended March 31, 2001 and 2002,
                     And Cumulative Amounts From Inception (January 20, 2000) to March 31, 2002
                                                      (Unaudited)

                                                                                                                      Cumulative to
                                                                                                                         March 31,
                                                                                      2001                2002              2002
                                                                                      ----                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss)                                                                 ($697,918)        ($6,948,356)      ($19,852,999)
        Adjustments to reconcile net (loss) to net cash (used)
        by operating activities
             Depreciation                                                              7,264               4,546             43,293
             Amortization of prepaid advertising                                           -             307,500            307,500
             Debt for expenses                                                             -                   -             80,433
             Write off of excess purchase price of investment in subsidiary                -           2,946,546          2,946,546
             Write off of fixed assets                                                     -              64,807             64,807
             Write off of Intellectual Property                                            -                   -            107,715
             Write off of marketable securities                                            -                   -            149,792
             Write off of Korean joint venture                                             -                   -            600,000
             Common stock warrants  issued for services                                    -                   -             21,548
             Common stock to be issued for services, salaries and interest                 -             597,604            597,604
             Common stock issued for services, salaries and interest                 154,563           2,286,100          6,410,168
             Common stock issued for advertising                                           -                   -          3,000,000
             Other                                                                         -                   -            177,460
        Changes in assets and liabilities
             (Increase) in accounts receivable,  prepaids and other                  (28,488)            (33,164)           (74,969)
             Increase in accounts payable and accrued expenses                       223,719             302,344          1,681,874
             Increase in accrued salaries                                            197,192             256,237          1,891,256
             (Decrease) in deferred revenue                                                -             (46,275)            14,080
                                                                            -----------------   -----------------  -----------------
        Net cash (used) by operating activities                                     (143,668)           (262,111)        (1,833,892)
                                                                            -----------------   -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Cash paid for property and equipment                                    (20,910)             (1,340)           (69,894)
             Cash paid for intellectual property                                      (9,531)                  -           (113,253)
             Investment in Korean Joint Venture                                            -                   -           (600,000)
             Acquisition of subsidiaries net of cash acquired                              -             (15,871)           (15,871)
                                                                            -----------------   -----------------  -----------------
        Net cash (used) in investing activities                                      (30,441)            (17,211)          (799,018)
                                                                            -----------------   -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from borrowings-related                                        125,290              40,000            495,000
             Repayment of borrowings-related                                               -             (18,709)           351,291
             Proceeds from borrowings-other                                           32,000                   -            (64,200)
             Repayment of borrowings-other                                                 -             (30,000)           (52,000)
             Proceeds from borrowings-bank                                                 -              74,077             74,077
             Cash paid for offering costs                                                  -                   -           (102,958)
             Cash proceeds from sale of common stock                                  15,200             149,250          1,949,065
                                                                            -----------------   -----------------  -----------------
        Net cash provided by financing activities                                    172,490             214,618          2,650,275
                                                                            -----------------   -----------------  -----------------

NET (DECREASE) INCREASE IN CASH                                                       (1,619)            (64,704)            17,365

CASH BEGINNING OF PERIOD                                                                1619              82,069                  -
                                                                            -----------------   -----------------  -----------------
CASH END OF PERIOD                                                                        $0             $17,365            $17,365
                                                                            =================   =================  =================



                                     The accompanying notes are an integral part of these financial statements


                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying interim consolidated financial statements of ATNG, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the entire year.


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


The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly-owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transactions were accounted for under the purchase method of accounting, and the excess of the purchase price over the net book value of assets acquired has been written of against operations. The financial statements for the quarter ended March 31, 2002 include the financial statements for the Company and its acquired subsidiaries since the effective date of the acquisition, January 1, 2002. The financial statements for the three months ended March 31, 2001 are those of the Company only. All intercompany balances and transactions have been eliminated in consolidation.


The Company provides voice and data telecommunications services utilizing Voice over Packet ("VOP") network. Its signature product is BlueKiwi residential long distance service. BlueKiwi is a flat rate, unlimited long distance calling plan offering instate and state-to-state calling in the contiguous U.S. and unlimited long distance calling to South Korea. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) 7.

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

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of March 31, 2002 advertising costs of $1,967,500 were recorded in prepaid expenses, of which $832,500 is non-current.

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

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2002, there were no cash equivalents.

NOTE 2 - BASIS OF ACCOUNTING


The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. At March 31, 2002, the Company had commenced principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2002 of $19,852,999 and has a working capital deficiency of $3,151,317.


NOTE 3 - OTHER OBLIGATIONS

At March 31, 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

10,000 shares as partial consideration of agreement for
financial relation services                                              $22,750
44,000 shares for satisfaction of accounts payable for
public relations services                                                 99,000
60,000 Shares as additional consideration for borrowings                 147,000
1,800,000 Shares for acquisition of Subsidiaries                       2,790,000
282,000 Shares for merger and acquisition service                        143,820
131,944 Shares to Advisors and Employees of Pathobiotek
Diagnostics, Inc for Services performed for that company                  67,561
105,263 shares to be issued to an employee pursuant to
employment agreement                                                     300,000
130,000 shares to be issued for the merger and reorganization            161,000
31,220 Shares issued for conversion of promissory notes to stock          46,723
2,500 Shares-other                                                         2,500
                                                                       ---------
                                                                      $3,780,354
NOTE 4-COMMON STOCK

During the first quarter of 2002 the Company issued an aggregate of 2,390,625 shares of its common stock as follows:

o 375,000 shares to three employees for services valued at $900,000. ($1.00 to $3.50 per share).
o    110,000 shares for advertising, valued at $56,100. ($.51 per share).
o 1,500,000 shares for investment banking services, valued at $1,275,000. ($.85 per share).
o 405,625 shares for cash at prices ranging from $2.50 to $.50 cents (as of March 31, 2002 these shares have not been issued but have been included as issued and outstanding as of that date).

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 5- SIGNIFICANT TRANSACTIONS AND EVENTS

During the first quarter of 2002 the Company entered into various agreements in conjunction with its principal operations. The significant agreements are as follows:

o Corporate Sponsorship/Advertising Agreement entered into January 4, 2002 for insertion of advertising into magazines distributed to school districts. Total estimated distributions of 5,115,000. Cost to be paid as a commission from sales.
o Employment agreement entered into January 30, 2002 which engages the services of a senior network executive with an annual salary of $120,000 plus stock incentives of 250,000 the first year of employment and 250,000 the second year of employment and an additional $300,000 of stock from a proposed offering of S-8 stock. Annual bonus to be determined and paid in stock.
o Wholesale Minutes Sales Agreement entered into February 1, 2002 for a period of 90 days. Not renewed.
o Wholesale Minutes Sales Agreement entered into March 29, 2002 for a period of one year.
o Purchase of Stock Agreements entered into February 20, 2002 for the purchase of Asian Infolink, Inc. and Segment Data Management, Inc. for a total of 1,800,000 shares of company stock. The contracts also call for a payment of S-8 stock totaling $500,000 for the services of two key employees of the acquired companies.
o Consultant Agreement entered into March 28, 2002 for merger and acquisition and public relations services. Contract calls for payment of 250,000 shares of stock each quarter starting in the second quarter of 2002 through the first quarter of 2003. Agreement may be terminated by either party at the end of a quarter.
o In conjunction with the acquisition of Asian Infolink, Inc.(AIL) and Segment Data Management, Inc. (SDM) the Company acquired its' own customer sales and service operations and data processing previously provided by third party vendors. AIL and SDM are based in Los Angeles, Ca. and the Companys' headquarters were in Memphis, TN. In view of the difficulty in managing the operations from Memphis, TN. The Board of Directors decided to close the Memphis office and move all operations to Los Angeles. In conjunction with the move two senior executives transferred to Los Angeles and two remained in Memphis, TN. All other Memphis employees (7) were laid off. The Company continues to retain a national sales office in Memphis. The Company accounted for this acquisition using the purchase method and the excess of the purchase price over the net book value of the acquired subsidiaries of $2,946,546 has been charged to operations during the quarter ended March 31, 2002. Also, the remaining net book value of the fixed assets and leasehold improvements of $64,807 attributable to the Memphis operations have been written off to operations during the quarter ended March 31, 2002.

o The Company entered into two agreements for Investment Banking and Merger and Acquisitions with one company and one individual. The company received 1,500,000 shares of stock valued at $.85 per share for a total consideration of $1,275,000 for services to be performed over one year. The contract with the individual provides for ongoing merger and acquisition services for a period of one year in exchange for 282,000 shares of stock valued at $.51 per share for a total consideration of $144,000. These two amounts totaling $1,419,000 have been charged to operations during the quarter ended March 31, 2002 due, in the opinion of management of the Company, to the uncertain nature and timing of these services.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


o Media and Stock Purchase Agreement entered into March 5, 2002. The agreement provides for the purchase of Media from the Company in exchange for stock and a percentage of revenues directly derived from the use of the media to sell the product of the contracting company. In exchange for $5,000,000 of media the Company will receive 1,000,000 shares from a proposed stock offering plus 30% of the gross revenue from the sale of the software program less $5 shipping and handling from those sales directly attributable to the media advertising. At March 31, 2002 none of the media had been used and no revenue had resulted. The 1,000,000 shares of stock are being held in escrow by the company attorney pending consummation of the media usage.

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

Operating expenses for the periods are compared below:


                                             2002                    2001
                                             ----                    ----
Interest                                    $109,643                 $5,719
Depreciation                                  $4,546                 $7,264
Advertising                                 $409,291               $121,139
Costs of services                           $360,714                 $8,239
General and administrative                $1,891,401               $562,229
                                          ----------               --------
TOTAL                                     $2,775,595               $704,590
                                          ----------               --------

The Company incurred a net loss of ($6,948,356) for the quarter in 2002 compared to ($697,918) in the same period in 2001. Of the loss in 2002, a total of $4,498,004 was other expense including write down of acquisition cost ($2,946,546) on the acquisition of subsidiaries. The net loss per share was ($.24) in 2002 and ($.03) in 2001. The trend of losses is expected to continue until revenues are achieved which exceed operating and other expenses.


The increase in interest expense results from the high cost of financing the Company incurred in borrowing funds for operations. These cost will continue until operations reach maturity or alternative financing is found.


Advertising on the Premiere Radio Network was discontinued during the first quarter of 2002 because of the operational problems. Advertising expense for 2002 results primarily from stock issued for advertising services of $68,600 and the amortization of prepaid advertising $ 307,500. Advertising expense in 2001 represents $80,00 for a billboard to launch BlueKiwi in New York and Advertising Agency services of approximately $35,000.


Cost of services in 2002 represent approximately $25,000 paid to a third party vendor and the costs of Asian Infolink, Inc. incurred in the customer sales and service of approximately $270,000.


The increase in General and Administrative expenses is primarily due to the issuance of $1,255,000 of common stock for services during 2002 compared to $155,000 during 2001. The amounts for 2002 also reflect the increase in costs from the acquisition of Asian Infolink, Inc. and Segment Data Management, Inc.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued its efforts to raise additional capital through the sale of stock through Private Placement and Loans from Officers/Directors/Founders and others. During the three months ended March 31, 2002 additional funding was obtained in the form of $40,000 in Loans with repayments of $48,709 being made. Also the Company received $149,250 from the sale of stock at amounts varying between $2,50 to $.50 per share. The Company believes it can continue to raise the necessary capital to fund the operations of the Company. In addition, the Company assumed a bank loan of Asian Infolink, Inc. in the amount of $225,923. Additional borrowings were made during the quarter of $74,077. The loan is due November 20, 2002 and bears interest at 7% per annum.


The Company has no plans at the present to neither hire any additional employees nor devote any significant amount to Research and Development until such time as the growth of the business has generated sufficient cash flows to meet the operating needs of the Company.

The Company has no plans for material commitments for capital expenditures as of March 31, 2002.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

                    During the first quarter of 2002 the Company issued an aggregate of 2,390,625 shares of its common stock as follows:

               o 375,000 shares to three employees for services valued at $900,000. ($1.00 to $3.50 per share).
               o 110,000 shares for advertising, valued at $56,100. ($.51 per share).
               o 1,500,000 shares for investment banking services, valued at $1,275,000. ($.85 per share).
               o 405,625 shares for cash at prices ranging from $2.50 to $.50 cents (as of March 31, 2002 these shares have not been issued but have been included as issued and outstanding as of that date).


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

Dated: May 23, 2002

                                          ATNG, INC.



                                          by:/s/George E, Betts
                                          George E. Betts, President