Form 10QSB
period 2002-06-30
ATNG INC
filed 2002-08-19
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001098329

                               For Quarter Ended
                                  June 30, 2002

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

                         34,985,678 as of June 30, 2002

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                    ATNG, Inc.
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets

                                             ASSETS
                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                 (Unaudited)
                                                                           -------------------------------------
CURRENT ASSETS

              Cash                                                                  $18,438             $82,069
              Prepaid Advertising                                                 1,110,000           1,165,000
              Accounts Receivable-Net                                                96,732              25,000
              Other                                                                  23,110              16,805
                                                                           -------------------------------------
                          Total Current Assets                                    1,248,280           1,288,874

PROPERTY AND EQUIPMENT-NET                                                           62,448              64,807

INTELLECTUAL PROPERTY                                                                 5,538               5,539

PREPAID ADVERTISING                                                                 555,000           1,110,000
                                                                           -------------------------------------

                                                                                 $1,871,266          $2,469,220
                                                                           =====================================

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Accounts Payable                                                   $1,261,000          $1,073,913
              Accrued Salaries                                                    2,267,073           1,635,019
              Payroll Taxes                                                         482,232             262,425
              Accrued Interest                                                       99,395              43,193
              Notes Payable-Related                                                 459,234             389,710
              Notes Payable-Other                                                   318,000             348,000
              Notes Payable-Bank                                                    300,000
              Deferred Income                                                       226,923              60,355
                                                                           -------------------------------------
                          Total Current Liabilities                               5,413,857           3,812,615
                                                                           -------------------------------------

OTHER OBLIGATIONS                                                                   463,500             186,750
                                                                           -------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
              Common Stock, $.0001 par value:
              Authorized 100,000,000
              Issued 35,985,678;30,352,728 respectively;
              Outstanding 34,985,678; 29,352,728 respectively                         3,499               2,935
              Capital in Excess of Par Value                                     17,686,618          11,371,563
              Deficit Accumulated During Development Stage                      (21,696,207)        (12,904,643)
                                                                           -------------------------------------

                          Stockholders' Deficiency                               (4,006,090)         (1,530,145)
                                                                           -------------------------------------

                                                                                 $1,871,266          $2,469,220
                                                                           =====================================

              The accompanying notes are an integral part of these financial statements

                                                       ATNG, Inc.
                                              (A Development Stage Company)
                                         Consolidated Statement of Operations
                                                        Three Months Ended             Six Months Ended        Cumulative to
                                                              June 30                       June 30               June 30,
                                               --------------------------------------------------------------------------------
                                                        2002            2001            2002            2001           2002
                                                        ----            ----            ----            ----           ----
                                                    (UNAUDITED)                     (UNAUDITED)

REVENUES
    Telecommunication services-net                     $125,251        $12,638         $298,662        $19,310        $583,589
    Advertising - Net                                    49,423                         201,255                        201,255
    Services and Other-Net                                                               86,545                         86,545
                                               --------------------------------------------------------------------------------
                Total Revenue                           174,675         12,638          586,463         19,310         871,390
                                               --------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of Services                                    181,044         59,890          541,758         68,129       1,403,944
    Advertising                                         320,521          3,485          729,812        124,624       4,118,246
    General & Administrative                            820,754        528,109        2,712,155      1,090,338      10,251,895
    Interest                                             70,651          8,944          180,294         14,663         321,631
    Depreciation                                          5,252          7,871            9,798         15,135          48,544
                                               --------------------------------------------------------------------------------
                                                      1,398,222        608,299        4,173,817      1,312,889      16,144,260
                                               --------------------------------------------------------------------------------

OTHER EXPENSE
    Disposal of Fixed Assets                                                             64,807                         64,807
    Excess of purchase price over net book value of
    acquired subsidiaries                               215,656                       3,162,202                      3,162,202
    Investment Banking Fee                              490,550                       1,909,640                      1,909,640
    Merger and reorganization costs                                                      67,561                        429,181
    Write-off of intellectual property                                 100,720                         100,720         107,715
    Write-off of investment in marketable securities                                                                   149,792
    Write-off of investment in joint venture                                                                           600,000
                                               --------------------------------------------------------------------------------
                                                        706,206        100,720        5,204,210        100,720       6,423,337
                                               --------------------------------------------------------------------------------

NET (LOSS)                                          ($1,929,753)     ($696,381)     ($8,791,564)   ($1,394,299)   ($21,696,207)
                                               ================================================================================

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED            ($0.06)        ($0.03)          ($0.28)        ($0.05)         ($0.80)
                                               ================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED                                    32,338,585     25,947,541       31,178,730     25,868,682      27,007,453
                                               ================================================================================

                The accompanying notes are an integral part of these financial statements

                                                      ATNG, Inc.
                                              (A Development Stage Company)
                                               Statements of Cash Flows
                                                                                                                Cumulative to
                                                                                                                  June 30,
                                                                                      2001          2002            2002
                                                                                      ----          ----          --------


CASH FLOWS FROM OPERATING ACTIVITIES
            Net (Loss)                                                              ($1,400,613)  ($8,791,564)  ($21,696,207)
            Adjustments to reconcile net (loss) to net cash (used)
            by operating activities
                      Depreciation                                                       15,138         9,798         48,544
                      Amortization of Prepaid Advertising                                             610,000        610,000
                      Debt for Expenses                                                                               80,433
                      Write off of excess purchase price of investment in subsidiary                3,162,202      3,162,202
                      Write off of fixed assets                                                        64,808         64,808
                      Write off of Intellectual Property                                 96,807                      107,715
                      Write Off of Marketable Securities                                                             149,792
                      Write Off of Korean Joint Venture                                                              600,000
                      Common Stock Warrants  Issued for Services                                                      21,548
                      Common Stock to be issued for Salaries                                          461,000        461,000
                      Common Stock issued for Services, Salaries and Interest           164,563     1,654,469      5,778,537
                      Common Stock issued for Advertising                             3,000,000        68,600      3,068,600
                      Common Stock issued for Investment Banking Services                           1,385,550      1,385,550
                      (Increase) in other obligations                                                                177,460
            Changes in assets and liabilities
                      (Increase) in Accounts Receivable,  Prepaids and Other            (68,544)      (28,843)       (70,648)
                      Increase in Accounts Payable and Accrued Expenses                 436,577       418,418      1,797,949
                      Increase in Accrued salaries                                      401,964       623,947      2,258,966
                      Notes Payable transferred to Stock (Other Obligations)
                      (Increase) in Prepaid Advertising                              (3,000,000)
                      Increase (Decrease) in Deferred Revenue                                         (34,902)        25,453
                      Other
                                                                                  -------------------------------------------
            Net Cash (Used) by Operating Activities                                    (354,108)     (396,517)    (1,968,298)
                                                                                  -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Cash paid for property and equipment                                        (34,821)      (19,048)       (87,602)
            Acquisition of subsidiaries net of cash acquired                                            5,585          5,585
            Cash paid for intellectual property                                                                     (113,253)
            Investment in Korean Joint Venture                                                                      (600,000)
                                                                                  -------------------------------------------
            Net Cash (Used) in Investing Activities                                     (34,821)      (13,463)      (795,270)
                                                                                  -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

           Proceeds from borrowings-Related                                             216,727       103,500        558,500
            Repayment of borrowings-Related                                                           (33,976)       (98,176)
            Proceeds from borrowings-Other                                               62,667        45,000        415,000
            Repayment of borrowings-Other                                                             (30,000)       (52,000)
            Proceeds from borrowings-Bank                                                              74,075         74,075
            Cash Paid for Offering Costs                                                                            (102,958)
            Proceeds from sale of Common Stock                                          107,917       187,750      1,987,565
                                                                                  -------------------------------------------
            Net Cash Provided by Financing Activities                                   387,311       346,349      2,782,006
                                                                                  -------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                          (1,618)      (63,631)        18,438

CASH BEGINNING OF PERIOD                                                                 82,069        82,069
                                                                                  -------------------------------------------

CASH END OF PERIOD                                                                      $17,365       $18,438        $18,438
                                                                                  ===========================================

                      The accompanying notes are an integral part of these financial statements

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of ATNG, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the entire year.

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

The Company was incorporated under the laws of the State of Nevada on January 20, 2000. On October 16, 2000, the Company completed an agreement and Plan of Reorganization (the Agreement) with Pathobiotek Diagnostics, Inc. (Pathobiotek), a public Company incorporated under the laws of the State of Texas, whereby the shareholders of the Company received 27,836,186 shares of Pathobiotek common stock for all of the outstanding shares of common stock of the Company. On completion of the transaction, the Company became a wholly owned subsidiary of Pathobiotek. However, since this transaction resulted in the existing shareholders of the Company acquiring control of Pathobiotek, for financial reporting purposes the business combination is accounted for as an additional capitalization of Pathobiotek (a reverse acquisition with the Company as the accounting acquirer). Under the terms of the Agreement, the Company agrees to pay $250,000 as consideration for Pathobiotek.

The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended June 30, 2002 contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                                   (Unaudited)

The Company provides voice and data telecommunications services utilizing Voice over Packet ("VOP") network. Its signature product is BlueKiwi residential long distance service. BlueKiwi is a flat rate, unlimited long distance calling plan offering instate and state-to-state calling in the contiguous U.S. In May of 2002 the Company introduced Chunsa Telecom a prepaid long distance calling plan to South Korea. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) 7.

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

ADVERTISING

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of June 30, 2002 advertising costs of $1,665,000 were recorded in prepaid expenses, of which $555,000 is non-current.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                                   (Unaudited)

(LOSS) PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Convertible equity instruments, such as stock warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2002, there were no cash equivalents.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishments of liabilities in the normal course of business. At June 30, 2002, the Company had commenced principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to June 30, 2002 of $21,696,207 and has a working capital deficiency of $4,165,577.

NOTE 3 - OTHER OBLIGATIONS

At June 30, 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

S-8 to be issued to an employee for services                          $300,000
130,000 Shares to be issued for the merger and reorganization          161,000
2,500 Shares-other                                                       2,500
                                                                       -------
                                                                      $463,500

NOTE 4-COMMON STOCK

During the first six months of 2002 the Company issued an aggregate of 5,632,950 of its common stock as follows:

     o 375,000 shares to three employees for services valued at $955,000. ($1.55 to $3.50 per share).
     o 719,000 shares for advertising and public relations, valued at $612,300. ($.51 to $3.25 per share).
     o 1,500,000 shares for investment banking services, valued at $1,275,000. ($.85 per share).
     o 1,800,000 shares for acquisition of subsidiaries, valued at $2,790,000. ($1.55 per share).
     o 129,847 shares for interest expense, valued at $217,553. ($.40 to $3.50 per share).
     o 537,478 shares for consultants and others, valued at $278,016. ($.51 per share).
     o    571,625 shares for cash at prices ranging from $2.50 to $.25.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                                   (Unaudited)

NOTE 5- SIGNIFICANT TRANSACTIONS AND EVENTS

During the first six months of 2002 the Company entered into various agreements in conjunction with its principal operations. The significant agreements are as follows:

     o Corporate Sponsorship/Advertising Agreement entered into January 4, 2002 for insertion of advertising into magazines distributed to school districts. Total estimated distributions of 5,115,000. Cost to be paid as a commission from sales.
     o Employment agreement entered into January 30, 2002 which engages the services of a senior network executive with an annual salary of $120,000 plus stock incentives of 250,000 shares the first year of employment and 250,000 shares the second year of employment and an additional $300,000 of stock from a proposed offering of S-8 stock. Annual bonus to be determined and paid in stock.
     o Wholesale Minutes Sales Agreement entered into February 1, 2002 for a period of 90 days. Not renewed.
     o Wholesale Minutes Sales Agreement entered into March 29, 2002 for a period of one year.
     o Purchase of Stock Agreements entered into February 20, 2002 for the purchase of Asian Infolink, Inc. and Segment Data Management, Inc. for a total of 1,800,000 shares of company stock. The contracts also call for a payment of S-8 stock totaling $500,000 for the services of two key employees of the acquired companies.
     o Consultant Agreement entered into March 28, 2002 for merger and acquisition and public relations services. Contract calls for payment of 250,000 shares of stock each quarter starting in the second quarter of 2002 through the first quarter of 2003. Agreement may be terminated by either party at the end of a quarter.
     o In conjunction with the acquisition of Asian Infolink, Inc. (AIL) and Segment Data Management, Inc. (SDM) the Company acquired its own customer sales and service operations and data processing previously provided by third party vendors. AIL and SDM are based in Los Angeles, CA. and the Company's headquarters were in Memphis, TN. In view of the difficulty in managing the operations from Memphis, TN. The Board of Directors decided to close the Memphis office and move all operations to Los Angeles. In conjunction with the move two senior executives transferred to Los Angeles and two remained in Memphis, TN. All other Memphis employees (7) were laid off. The Company continues to retain a national sales office in Memphis. The Company accounted for this acquisition using the purchase method and the excess of the purchase price over the net book value of the acquired subsidiaries of $3,162,202 has been charged to operations. Also, the remaining net book value of the fixed assets and leasehold improvements of $64,807 attributable to the Memphis operations have been written off to operations during the quarter ended June 30, 2002.
     o The Company entered into two agreements for Investment Banking and Merger and Acquisitions with one company and one individual. The Company issued 1,500,000 shares of stock valued at $.85 per share for a total consideration of $1,275,000 for services to be performed over one year. The contract with the individual provides for ongoing merger and acquisition services for a period of one year in exchange for 282,000 shares of stock valued at $.51 per share for a total consideration of $144,000. These two amounts totaling $1,419,000 have been charged to operations during the quarter ended June 30, 2002. In view of the uncertain nature and timing of these services the Company charged operations at the time the contracts were signed.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                                   (Unaudited)

     o Media and Stock Purchase Agreement entered into March 5, 2002. The agreement provides for the purchase of Media from the Company in exchange for stock and a percentage of revenues directly derived from the use of the media to sell the product of the contracting company. In exchange for $5,000,000 of media the Company will receive 1,000,000 shares from a proposed stock offering plus 30% of the gross revenue from the sale of the software program less $5 shipping and handling from those sales directly attributable to the media advertising. At June 30, 2002 none of the media had been used and no revenue had resulted. The 1,000,000 shares of stock will be held in escrow by the company attorney pending consummation of the media usage.
     o Public Relations and Mergers and Acquisition services agreements entered into March 28, 2002 provides for services to be rendered in exchange for 250,000 shares of restricted stock per quarter for one year. May be cancelled by either party at the end of any quarter.
     o Two Consulting and Investor Relations agreements entered into in May 2002 provide for services to be rendered in exchange for 165,000 shares of restricted common stock. Agreement is for six months and may be cancelled by either party upon proper notice.
     o Carrier Service agreement entered into on June 3, 2002 which provides for network service to Korea for twelve months.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Operations for the three and six months ended June 30, 2001 and 2002 represent two different phases in the Company's development stage. In the six months ended June 30, 2001 the Company launched a long distance flat rate program to Korea using third party vendors. The quality of the telephone service was not good and the customer sales and service vendor did not provide adequate service and the program was subsequently stopped while the Company looked for other vendors.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001

The Company had combined revenues in the quarter ended June 30, 2002 of $174,675 compared to $12,638 in the same period in 2001. Of those revenues $125,251 were telecomminucation services, and $49,423 were advertising. The Company incurred $1,398,222 in operating expenses in the quarter compared to $608,299 in the same quarter in 2001. The Company incurred in the quarter extraordinary expenses consisting of $215,656 in write off of excess of purchase price over net book value on the purchase of assets, and incurred $480,550 in investment banking fees. The expenses of advertising increased to $320,521 in 2002 from $3,485 in 2001, cost of services increased to $181,044 in 2002 compared to $59,890 in 2001, and general and administrative increased to $820,754 in 2002 compared to $528,109 in 2001. Interest expenses increased to $70,651 in 2002 over $8,944 in 2001.

The net loss was ($1,929,753) in the quarter in 2002 compared to ($696,381) in the quarter in 2001. The net loss per share was ($.06) in the quarter in 2002 compared to ($.03) in 2001 in the quarter.

The second quarter of 2002 continued to present several problems and several opportunities. The Company continued to have problems with its' network providers which impacted the quality of service rendered to customers. During the quarter, two different network providers were used. The first provider lost its' ability to provide service which forced the Company to change to another network. The second provider did not have their network adequately tested and this resulted in a lot of problems with service. The Company had a large number of cancellations which impacted operations through lost revenue and refunds. The network provider was changed again in early August and the Company now believes that the quality of the service will substantially increase and allow new customers to be provided with good quality service.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001

Revenues for the first six months of 2001 represent the early test market of the Korean program and a limited amount of BlueKiwi sales. Revenues for the first six months of 2002 consist of $287,500 from the flat rate residential program BlueKiwi and $11,200 of sales from Chunsa Telecom long distance service to Korea launched in May 2002. Advertising sold to merchants to advertise on the Korean Directory service of Asian Infolink, Inc of $201,255 and sale of data management services by Segment Data Management Inc. of $86,545 accounted for the remainder of Revenue.

The Company incurred a net loss of ($8,791,564) for the first six months in 2002 compared to ($1,394,299) in the same period in 2001. Of the loss in 2002, a total of $5,204,210 was other expense including write down of acquisition cost ($3,162,202) on the acquisition of subsidiaries. The net loss per share was ($.28) in 2002 and ($.05 ) in 2001. The trend of losses is expected to continue until revenues are achieved which exceed operating and other expenses.

Operating expenses for the periods are compared below:

                                                 2002                   2001
                                                 ----                   ----
Interest                                        $180,294                $14,663
Depreciation                                      $9,798                $15,135
Advertising                                     $729,812               $124,624
Costs of services                               $541,758                $68,129
General and Administrative                    $2,712,155             $1,090,338
                                              ----------              ----------
TOTAL                                         $4,173,817             $1,312,889
                                              ----------              ----------


The increase in interest expense results from the high cost of financing the Company incurred in borrowing funds for operations. These costs will continue until operations reach maturity or alternative financing is found.

Advertising on the Premiere Radio Network was discontinued during the first quarter of 2002 because of the operational problems. Advertising expense for 2002 results primarily from stock issued for advertising services of $68,600 and the amortization of prepaid advertising $ 610,000. Advertising expense in 2001 represents $80,00 for a billboard to launch BlueKiwi in New York and Advertising Agency services of approximately $35,000.

Cost of services in 2002 represent approximately $228,000 paid to third party vendors for network services and $314,000 of payroll and related costs of Asian Infolink, Inc. for customer sales and service. Comparable costs in 2002 were $13,000 for network services and $55,000 for customer sales and services.

The increase in General and Administrative expenses is primarily due to the issuance of $1,255,000 of common stock for services during 2002 compared to $155,000 during 2001. The amounts for 2002 also reflect the increase in costs from the acquisition of Asian Infolink, Inc. and Segment Data Management, Inc.

During the first quarter of 2002 the Company reported an estimated write off of the excess purchase price of investment in subsidiaries of $2,946,546. Based on audits of the acquired subsidiaries completed in the second quarter of 2002 the excess price was finalized at $3,162,202. The additional write off of $215,656 has been charged to operations during the second quarter of 2002.

The Company expects that its trend of losses will continue in the forseeable future until the costs of operations can be curtailed to the point that net revenues are sufficient to offset expenses, of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued its efforts to raise additional capital through the sale of stock through a Private Placement and Loans from Officers/Directors/Founders, Banks and others. During the six months ended June 30, 2002 additional funding was obtained in the form of $148,500 in loans with repayments of $63,976 being made. Also the Company received $187,750 from the Private Placement sale of stock at amounts varying between $2.50 to $.25 per share. The Company believes it can continue to raise the necessary capital to fund the operations of the Company.

In addition, the Company assumed a bank loan of Asian Infolink, Inc. in the amount of $225,925. Additional borrowings were made during the period of $74,075. The loan is due November 20, 2002 and bears interest at 7% per annum.

The Company has no plans at the present to neither hire any additional employees nor devote any significant amount to Research and Development until such time as the growth of the business has generated sufficient cash flows to meet the operating needs of the Company.

The Company has no plans for material commitments for capital expenditures as of June 30, 2002.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities -

During the first six months of 2002 the Company issued an aggregate of 5,632,950 of its common stock as follows:

     o 375,000 shares to three employees for services valued at $955,000. ($1.55 to $3.50 per share).
     o 719,000 shares for advertising and public relations, valued at $612,300. ($.51 to $3.25 per share).
     o 1,500,000 shares for investment banking services, valued at $1,275,000. ($.85 per share).
     o 1,800,000 shares for acquisition of subsidiaries, valued at $2,790,000. ($1.55 per share).
     o 129,847 shares for interest expense, valued at $217,553. ($.40 to $3.50 per share).
     o 537,478 shares for consultants and others, valued at $278,016. ($.51 per share).
     o    571,625 shares for cash at prices ranging from $2.50 to $.25.


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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2002. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 19, 2002

                                          ATNG, INC.



                                          by:/s/George Betts
                                          George Betts, President