Form 10QSB/A
period 2002-06-30
ATNG INC
filed 2002-08-28
CIK 1098329

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:


                                    Exhibit 99.1
                                    Exhibit 99.2


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


Dated: August 26, 2002


                                          ATNG, INC.



                                          by:/s/George Betts
                                          George Betts, President