Form 10QSB
period 2002-09-30
ATNG INC
filed 2002-12-20
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001098329

                                For Quarter Ended
                               September 30, 2002

                                   ATNG, INC.
             (Exact name of registrant as specified in its charter)

======================================== ===================================== ===============================
                 TEXAS                                 0-28519                           76-0510754
                 -----                                 -------                           ----------
- ---------------------------------------- ------------------------------------- -------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification
            incorporation)                                                                  No.)
======================================== ===================================== ===============================

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

                         38,545,858 as of September 30, 2002

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                   ATNG, Inc.
                         (A Development Stage Company)
                          Consolidated Balance Sheets



                                       ASSETS
                                                                             September 30,       December 31,
                                                                                  2002               2001
                                                                              (Unaudited)
CURRENT ASSETS
              Cash                                                                    $3,596              $82,069
              Prepaid Advertising                                                          0            1,165,000
              Accounts Receivable-Net                                                      0               25,000
              Other                                                                        0               16,805
                                                                            --------------------------------------
                          Total Current Assets                                         3,596            1,288,874

PROPERTY AND EQUIPMENT-NET                                                                 0               64,807

INTELLECTUAL PROPERTY                                                                      0                 5,539

PREPAID ADVERTISING                                                                        0            1,110,000
                                                                            --------------------------------------

                                                                                      $3,596           $2,469,220
                                                                            ======================================


              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Accounts Payable                                                    $1,309,562           $1,073,913
              Accrued Salaries                                                     2,408,064            1,635,019
              Payroll Taxes                                                          492,745              262,425
              Accrued Interest                                                       135,781               43,193
              Notes Payable-Related                                                  469,497              389,710
              Notes Payable-Other                                                    318,000              348,000
              Notes Payable-Bank                                                     300,000
              Deferred Income                                                              0               60,355
                                                                            --------------------------------------

                          Total Current Liabilities                                5,433,649            3,812,615
                                                                            --------------------------------------

OTHER OBLIGATIONS                                                                    318,100              186,750
                                                                            --------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
              Common Stock, $.0001 par value:
              Authorized 100,000,000
              Issued 39,545,858;30,352,728 respectively;
              Outstanding 38,545,858; 29,352,728 respectively                          3,856                2,935
              Capital in Excess of Par Value                                      18,499,519           11,371,563
              Deficit Accumulated During Development Stage                       (24,251,528)         (12,904,643)
                                                                            --------------------------------------

                          Stockholders' Deficiency                                (5,748,153)          (1,530,145)
                                                                            --------------------------------------

                                                                                      $3,596           $2,469,220
                                                                            ======================================

                          The accompanying notes are an integral part of these financial statements





                                                       ATNG, Inc.
                                              (A Development Stage Company)
                                         Consolidated Statement of Operations



                                             Three Months Ended                      Nine Months Ended          Cumulative to
                                               September 30                              September 30            September 30,
                                               -------------------------------------------------------------------------------------
                                                  2002               2001                 2002                2001             2002
                                                  ----               ----                 ----                ----             ----
                                                (Unaudited)                            (Unaudited)
                                               -----------                            -----------
REVENUES
              Telecommunication services-net  $32,577            $ 79,124            $ 331,239            $ 98,434        $ 616,166
              Advertising - Net               157,271                                  358,527                              358,527
              Services and Other-Net            2,852                                   89,397                               89,397
                                              -------------------------------------------------------------------------------------
                          Total Revenue       192,700              79,124              779,163              98,434        1,064,090
                                              -------------------------------------------------------------------------------------

OPERATING EXPENSES
              Cost of Services                205,133             335,984              746,891             404,113        1,609,077
              Advertising                     283,500                 511            1,013,312             125,136        4,401,746
              General & Administrative        697,806           3,486,049            3,409,960           4,576,386       10,949,701
              Write-off of intellectual
              property                          5,538               6,995                5,538             107,715          113,253
              Write-off of prepaid
              advertising                   1,387,500                                1,387,500           1,387,500
              Interest                         63,095              33,991              243,389              48,654          384,726
              Depreciation                          0               6,657                9,798              21,792           48,544
                                             --------------------------------------------------------------------------------------

                                            2,642,573           3,870,187            6,,816,796           5,283,796       18,894,548
                                             --------------------------------------------------------------------------------------

OTHER EXPENSE
              Disposal of Fixed Assets         62,448                                  127,255                              127,255
              Excess of purchase price
              over net book value of
              acquired subsidiaries                                                  3,162,202                            3,162,202
              Investment Banking Fee                                                 1,909,640                            1,909,640
              Merger and reorganization
              costs                            43,000                                  110,561                              472,181
              Write-off of investment in
              marketable securities                                                                                         149,792
              Write-off of investment in
              joint venture                                                                                                 600,000
                                             --------------------------------------------------------------------------------------

                                              105,448                   0            5,309,658                   0        6,421,070
                                             --------------------------------------------------------------------------------------

NET (LOSS)                                ($2,555,321)        ($3,791,063)        ($11,346,884)        ($5,185,362)    ($24,251,528)
                                             ======================================================================================

NET (LOSS) PER COMMON SHARE BASIC
AND DILUTED                                    ($0.07)             ($0.14)              ($0.34)             ($0.20)          ($0.83)
                                             ======================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING BASIC AND DILUTED              37,279,256          26,586,779           33,212,238          26,089,764       29,301,031
                                             ======================================================================================

                                       The accompanying notes are an integral part of these financial statements




                                   ATNG, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flow


                                                                                                                     Cumulative to
                                                                                                                     September 30,
                                                                                       2002           2001          2002
                                                                                       ----           ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES
            Net (Loss)                                                              ($11,346,884)   ($5,187,675) ($24,251,528)
            Adjustments to reconcile net (loss) to net cash (used)
            by operating activities
                       Depreciation                                                        9,798         21,795        48,544
                       Amortization of Prepaid Advertising                               887,500                      887,500
                       Debt for Expenses                                                                               80,433
                       Write off of excess purchase price of investment in subsidiary  3,162,202                    3,162,202
                       Write off of fixed assets                                         127,257                      127,257
                       Write off of Intellectual Property                                  5,538         96,807       113,253
                       Write Off of Marketable Securities                              1,387,500                    1,387,500
                       Write Off of Korean Joint Venture                                                              600,000
                       Common Stock Warrants  Issued for Services                                                      21,548
                       Common Stock Issued for Debt                                                      11,250
                       Common Stock issued for Services, Salaries and Interest         2,742,127      3,010,000     6,866,196
                       Common Stock issued for Advertising                               109,800      3,000,000     3,109,800
                       Common Stock issued for Investment Banking Services             1,385,550                    1,385,550
                       (Increase) in other obligations                                                                177,460
            Changes in assts and liabilities
                       (Inc) Dec in Accounts Receivable,  Prepaids and Other              90,999       (26,347)        49,194
                       Increase in Accounts Payable and Accrued Expenses                 513,878        862,956     1,893,409
                       Increase in Accrued salaries                                      764,937        643,289     2,399,956
                       Notes Payable transferred to Stock (Other Obligations)
                       (Increase) in Prepaid Advertising                                             (3,000,000)
                       Increase (Decrease) in Deferred Revenue                          (261,825)                    (201,470)
                       Other
                                                                                   -------------------------------------------

            Net Cash (Used) by Operating Activities                                     (421,623)      (567,925)   (1,993,404)
                                                                                   -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Cash paid for property and equipment                                         (19,048)       (36,621)      (87,602)
            Acquisition of subsidiaries net of cash acquired                               5,585                        5,585
            Cash paid for intellectual property                                                                      (113,253)
            Investment in Korean Joint Venture                                                                       (600,000)
                                                                                   -------------------------------------------
                                                                                   --------------               --------------
            Net Cash (Used) in Investing Activities                                      (13,463)       (36,621)     (795,270)
                                                                                   -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from borrowings-Related                                             128,763        251,500       583,763
            Repayment of borrowings-Related                                              (48,976)                    (113,176)
            Proceeds from borrowings-Other                                                45,000        127,000       415,000
            Repayment of borrowings-Other                                                (30,000)                     (52,000)
            Proceeds from borrowings-Bank                                                 74,076                       74,076
            Cash Paid for Offering Costs                                                                             (102,958)
            Proceeds from sale of Common Stock                                           187,750        224,527     1,987,565
                                                                                   -------------------------------------------
                                                                                   --------------               --------------
            Net Cash Provided by Financing Activities                                    356,613        603,027     2,792,270
                                                                                   -------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                          (78,473)        (1,519)        3,596

CASH BEGINNING OF PERIOD                                                                  82,069          1,619             0
                                                                                   -------------------------------------------

CASH END OF PERIOD                                                                        $3,596           $100        $3,596
                                                                                   ===========================================

                       The accompanying notes are an integral part of these financial statements


                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 September 30, 2002
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of ATNG, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the entire year.

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

The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended September 30, 2002 contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 September 30, 2002
                                   (Unaudited)

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

ADVERTISING

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of September 30, 2002 the Company wrote off its remaining prepaid advertising.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 September 30, 2002
                                   (Unaudited)

(LOSS) PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Convertible equity instruments, such as stock warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2002, there were no cash equivalents.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishments of liabilities in the normal course of business. At September 30, 2002, the Company had commenced principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to September 30, 2002 of $24,251,528 and has a working capital deficiency of $5,430,053.


NOTE 3-COMMON STOCK

During the first nine months of 2002 the Company issued an aggregate of 9,193,130 of its common stock for services, acquisition of subsidiaries, payroll, consultants and investment banking.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 September 30, 2002
                                   (Unaudited)

NOTE 5- SIGNIFICANT TRANSACTIONS AND EVENTS

During the first nine months of 2002 the Company entered into various agreements in conjunction with its principal operations. The significant agreements are as follows:

     o Corporate Sponsorship/Advertising Agreement entered into January 4, 2002 for insertion of advertising into magazines distributed to school districts. Total estimated distributions of 5,115,000. Cost to be paid as a commission from sales.
     o Employment agreement entered into January 30, 2002 which engages the services of a senior network executive with an annual salary of $120,000 plus stock incentives of 250,000 shares the first year of employment and 250,000 shares the second year of employment and an additional $300,000 of stock from a proposed offering of S-8 stock. Annual bonus to be determined and paid in stock.
     o Wholesale Minutes Sales Agreement entered into February 1, 2002 for a period of 90 days. Not renewed.
     o Wholesale Minutes Sales Agreement entered into March 29, 2002 for a period of one year.
     o Purchase of Stock Agreements entered into February 20, 2002 for the purchase of Asian Infolink, Inc. and Segment Data Management, Inc. for a total of 1,800,000 shares of company stock. The contracts also call for a payment of S-8 stock totaling $500,000 for the services of two key employees of the acquired companies.
     o Consultant Agreement entered into March 28, 2002 for merger and acquisition and public relations services. Contract calls for payment of 250,000 shares of stock each quarter starting in the second quarter of 2002 through the first quarter of 2003. Agreement may be terminated by either party at the end of a quarter.
     o In conjunction with the acquisition of Asian Infolink, Inc. (AIL) and Segment Data Management, Inc. (SDM) the Company acquired its own customer sales and service operations and data processing previously provided by third party vendors. AIL and SDM are based in Los Angeles, CA. and the Company's headquarters were in Memphis, TN. In view of the difficulty in managing the operations from Memphis, TN. The Board of Directors decided to close the Memphis office and move all operations to Los Angeles. In conjunction with the move two senior executives transferred to Los Angeles and two remained in Memphis, TN. All other Memphis employees (7) were laid off. The Company continues to retain a national sales office in Memphis. The Company accounted for this acquisition using the purchase method and the excess of the purchase price over the net book value of the acquired subsidiaries of $3,162,202 has been charged to operations. Also, the remaining net book value of the fixed assets and leasehold improvements of $64,807 attributable to the Memphis operations.
     o The Company entered into two agreements for Investment Banking and Merger and Acquisitions with one company and one individual. The Company issued 1,500,000 shares of stock valued at $.85 per share for a total consideration of $1,275,000 for services to be performed over one year. The contract with the individual provides for ongoing merger and acquisition services for a period of one year in exchange for 282,000 shares of stock valued at $.51 per share for a total consideration of $144,000. These two amounts totaling $1,419,000 have been charged to operations . In view of the uncertain nature and timing of these services the Company charged operations at the time the contracts were signed.

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 September 30, 2002
                                   (Unaudited)

     o Media and Stock Purchase Agreement entered into March 5, 2002. The agreement provides for the purchase of Media from the Company in exchange for stock and a percentage of revenues directly derived from the use of the media to sell the product of the contracting company. In exchange for $5,000,000 of media the Company will receive 1,000,000 shares from a proposed stock offering plus 30% of the gross revenue from the sale of the software program less $5 shipping and handling from those sales directly attributable to the media advertising. At September 30, 2002 none of the media had been used and no revenue had resulted. The 1,000,000 shares of stock will be held in escrow by the company attorney pending consummation of the media usage.
     o Public Relations and Mergers and Acquisition services agreements entered into March 28, 2002 provides for services to be rendered in exchange for 250,000 shares of restricted stock per quarter for one year. May be cancelled by either party at the end of any quarter.
     o Two Consulting and Investor Relations agreements entered into in May 2002 provide for services to be rendered in exchange for 165,000 shares of restricted common stock. Agreement is for nine months and may be cancelled by either party upon proper notice.
     o Carrier Service agreement entered into on June 3, 2002 which provides for network service to Korea for twelve months.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Operations for the three and nine months ended September 30, 2001 and 2002 represent two different phases in the Company's development stage. In the nine months ended September 30, 2001 the Company launched a long distance flat rate program to Korea using third party vendors. The quality of the telephone service was not good and the customer sales and service vendor did not provide adequate service and the program was terminated. All operations have ceased in ong distance business. The company does not have sufficient current assets to pay current liabilities, and cannot realize any value from its prepaid advertising asset without a business. The prepaid advertising is the company's only significant asset, but has been written off because all business operations have ceased. has been terminated. Also the company has ceased all operations in Asian Infolink and Sequented Data divisions due to continuing losses. The company has no operations at this time and is contemplating whether to attempt a Chapter 11 Reorganization or a Private Reorganization.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001

The Company had combined revenues in the quarter ended September 30, 2002 of $192,700 compared to $79,124 in the same period in 2001. Of those revenues $32,577 were telecommunication services, and $157,271 were advertising. The Company incurred $2,642,573 in operating expenses in the quarter compared to $3,870,187 in the same quarter in 2001. The Company incurred in the quarter extraordinary expenses consisting of $62,448 in write off on disposal of assets, and incurred $43,000 in reorganization costs. The expenses of advertising increased to $283,500 in 2002 from $511 in 2001, cost of services decreased to $205,133 in 2002 compared to $335,984 in 2001, and general and administrative decreased to $697,806 in 2002 compared to $3,486,049 in 2001. Interest expenses increased to $63,095 in 2002 over $33,991 in 2001. Prepaid adveritsing in an amount of $1,387,500 was written off in the current quarter.

The net loss was ($2,555,321) in the quarter in 2002 compared to ($3,791,063) in the quarter in 2001. The net loss per share was ($.07) in the quarter in 2002 compared to ($.14) in 2001 in the quarter.

The third quarter of 2002 continued to present numerous problems. The Company had a large number of cancellations which impacted operations through lost revenue and refunds. The network provider terminated service in the third quarter and all long distance sales and operations were terminated. All of the Asian Infolink and Sequented Data operations were ceased due to unprofitability.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001

Revenues for the first nine months of 2002 consist of $331,239 from the flat rate residential program BlueKiwi (now terminated) and $358,527 of sales from advertising sold to merchants to advertise on the Korean Directory service of Asian Infolink, Inc. Sale of data management services by Segment Data Management Inc. of $89,397 in 2002 accounted for the remainder of Revenue. In thenine months ended September 30, 2001 the company only had $98,434 in long distance revenue.

The company had total revenue in the period of $779,163 in 2002 compared to $98,434 in 2001.

The operating expenses for the nine month period were $6,816,389 in 2002 compared to $5,283,796 in 2001. The company incurred other expenses of $5,309,658 in the period in 2002 compared to $0 in the same period in 2001. The largest components of the other expenses were write offs of $3,162,202 for excess of purchase price over net book value of acquired subsidiaries and $1,909,640 in investment banking fees.

The Company incurred a net loss of ($11,346,884) for the first nine months in 2002 compared to ($5,185,362) in the same period in 2001. The net loss per share was ($.34) in 2002 and ($.20) in 2001. The trend of losses is expected to continue until revenues are achieved which exceed operating and other expenses.

The company has ceased all operations, and does not know if or when it will recommence any operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not believe it can raise the necessary capital to fund the operations of the Company.

The Company assumed a bank loan of Asian Infolink, Inc. in the amount of $225,925. Additional borrowings were made during the period of $74,075. The loan was due November 20, 2002 and bears interest at 7% per annum.

The Company has no plans at the present to neither hire any additional employees nor devote any significant amount to Research and Development until such time as the growth of the business has generated sufficient cash flows to meet the operating needs of the Company.

The Company has no plans for material commitments for capital expenditures as of September 30, 2002.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities -

During the quarter ended September 30, 2002 the Company issued an aggregate of 3,560,180 shares of its common stock for its payroll and services. This includes 2,000,000 shares registered on Form S-8.


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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:


                                    Exhibit 99.1
                                    Exhibit 99.2


                         (b) Reports on Form 8-K filed  during the three  months
                    ended September 30, 2002. (incorporated by reference)

                                    July 3, 2002
                                    September 30, 2002

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: December 16, 2002


                                          ATNG, INC.



/s/Tag Chong Kim

_____________________________________________________________
Tag Chong Kim, President
by: Robert Gates, By Power of Attorney in Fact