Form 10KSB
period 2002-12-31
ATNG INC
filed 2003-05-21
CIK 1098329

FORM 10-KSB





                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended: December 31, 2002



                        Commission file number 000-26907

                                   ATNG, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

Texas                                                       76-0510754
- ------                                                     ----------
State or other jurisdiction of                            IRS Employer ID Number
Incorporation or organization

17195 Silver Parkway, Suite 337, Fenton, MI 48430
- ------------------------------------------------------
(Address of principal executive offices)

Issuer's Telephone Number:                  (810) 714-1011

Securities registered under Section 12(b) of the Act: None
                                                      ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
$0.001 par value                                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0
                                                         --

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2003 was $200,443

The number of shares of Common Stock of the registrant outstanding as of March 19, 2003 was 39,495,858.

                   Documents Incorporated by reference: None.

                                TABLE OF CONTENTS


                                     PART I


                                                                           Page
Item 1.  Description of Business.........................................      1

Item 2.  Description of Properties.......................................     10

Item 3.  Legal  Proceedings .............................................     11

Item 4.  Submission of Matters to a Vote of Security Holders.............     13


                            PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................     13

Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations .....................................................     14

Item 7.  Financial Statements............................................     15

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................     15

                           PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act.............      16

Item 10. Executive Compensation.........................................      19

Item 11. Security Ownership of Certain Beneficial Owners and Management.      20

Item 12. Certain Relationships and Related Transactions ................      21

Item 13. Exhibits, Financial Statements Schedules and Reports on Form
         on Form 8-K.....................................................     21

Item 14.     Disclosure Controls & Procedures...............................  21

Signature Page...........................................................     22

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
- ---------------------------------

HISTORY

Predecessor Companies:

     Investra Enterprises, Inc. was incorporated under the laws of the State of Florida on March 4, 1999. On March 6, 2000, the Company completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. ("IEI") in which Pathobiotek Diagnostics, Inc. acquired all 672,000 issued and outstanding shares of IEI for $150,000 for purposes of completing a merger of Pathobiotek Diagnostics, Inc. and IEI. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

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

     The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended December 31, 2002 contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation

     The Company provided voice and data telecommunications services utilizing Voice over Packet ("VOP") network. Its signature product is BlueKiwi residential long distance service. BlueKiwi is a flat rate, unlimited long distance calling plan offering instate and state -to-state calling in the contiguous U.S. and unlimited long distance calling to South Korea. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) 7.

     During 2001, the Company commenced operations and earned its initial revenue from telecommunication services. Its efforts, since inception, have consisted of financing activities, the acquisition of technology and initial test marketing of its services.

     During the latter part of 2002 the Company was not able to raise sufficient capital to continue its' business objectives. Therefore, all operations were ceased, all employees terminated and all assets written off and all liabilities provided for in the financial statements at December 31, 2002. The Company is no longer in business and is determining a course of action to either file for bankruptcy or attempt a reorganization and recapitalization.

     With no operating capital, the Company has become a dormant company. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses to enhance shareholder value. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

General Business Plan
- ---------------------

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business; industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, the Company's President will pay these charges with his personal funds, as loans to the Company. However, the only opportunity that the Company President has to have these loans repaid will be from a prospective merger or acquisition candidate. The Company President has agreed that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         Texas Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Acquisition of Opportunities
- ----------------------------

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the value of the Company's securities in the future.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

          As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and the Board of Directors may effectuate such a transaction without shareholder approval.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition
- -----------

         The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees
- ---------

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

         The duties of the president include: (i) managing the administrative duties of the Company; (ii) regulatory filings; (iii) communicating with shareholders; (iv) identifying and analyzing investment opportunities; (v) negotiating and structuring the proposed investments; (vi) drafting acquisition agreements; (vii) preparing financial statements and completing financial audit by an independent accountant; (viii) raising funds; (ix) retaining outside professional services and (x) all other required functions. Under a month-to-month agreement the Company has agreed to pay the president a management fee of $5,000 a month for services rendered. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Investment Company Act of 1940
- ------------------------------

         The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act provides the definition of an "Investment Company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "Investment Company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an "Investment Company", the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         The Company intends to vigorously resist classification as an "Investment Company" and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a transient investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks
- -------------

         The Company's business is subject to numerous risk factors, including the following:

         1. UNSUCCESSFUL OPERATING HISTORY OR REVENUE AND NO ASSETS. The Company has had an unsuccessful operating history nor any revenues or earnings from operations, All of its prior business efforts have failed to generate profits. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         2. SPECUALTIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation would depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         3. SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         4. NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION AND NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         5. CONTINUED MANAGEMENT CONTROL AND LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting limited time to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

         6. CONFLICT OF INTEREST - GENERAL. Certain officers and directors of the Company may in the future participate in business ventures that could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

         7. REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         8. LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         9. LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities that the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         10. REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         11. PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         12. REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         13. DISADVANTAGE OF BLANK CHECK OFFERING. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

          14. TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

         15. REQUIREMENT OF AUDITED FINANCAIL STATEMETNS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

ITEM 2.  DESCRIPTION OF PROPERTY.
- ---------------------------------

         The Company has no property and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company currently maintains an office at 17195 Silver Parkway, Suite 337, Fenton, MI 48430 . The Company pays $750 per month for an office and all related expenses including receptionist, clerical and technical support, office supplies, telephone, computer, etc.

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

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         No matters were submitted to Security holders in 2002.

                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
- ------------------------------------------------------------------------------
SHAREHOLDER MATTERS
- -------------------


     The Company's common stock is traded in the over-the-counter market under the symbol ATNG (OTC Bulletin Board Symbol). The table below sets forth the high and low bid information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                                HIGH                    LOW
                                                -----                   ----
Fiscal Year Ended December 31, 2002
         4th Quarter                           $.37                      $.05
         3rd Quarter                           $.18                      $.05
         2nd Quarter                           $.10                      $.02
         1st Quarter                           $.07                      $.01

        (b) As of December 31, 2002 were approximately 780 holders of record of the Company's common stock.

        (c) No dividends have been either declared or paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

         Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements summarized in this paragraph. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements: (i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion);
(v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

         Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF OPERATIONS
- -----------------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITION
Operations for the years ended December 31, 2001 and 2002 represent the entire operation of the Company. In the year ended December 31, 2001 the Company launched a long distance flat rate program to Korea and the BlueKiwi flat rate long distance using third party vendors. The flat rate program to Korea was discontinued in the third quarter of 2001 because of unsatisfactory service. The BlueKiwi service was continued until approximately the end of August 2002 when it was discontinued because of the inability of the Company to pay the third party vendors of network service. A new long distance program was introduced in May of 2002 to Korea but because of the inability of the Company to pay the network provider the service was discontinued in September 2002. The Company ceased all operations approximately September 30, 2002 because of its' inability to raise capital to finance operations or to achieve profitability from operations. The company does not have sufficient current assets to pay current liabilities, and cannot realize any value form its' prepaid advertising asset without a business. The prepaid advertising is the company's only significant asset and has been written off because all business operations have been terminated. Also, the company has ceased all operations in Asian Infolink, Inc. and Segment Data Management, Ltd due to continuing losses. The Company has no operations at this time and is contemplating whether to attempt a Chapter 11 Reorganization or a Private Reorganization.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO SAME PERIOD IN 2001 (Discontinued)

The Company had combined revenues in the year ended December 31, 2002 of $783,128 compared to $284,927 in the same period in 2001. Of those revenues $383,593 were telecommunication services; $306,821 was advertising and $92,715 for Services and Other. The Company incurred $5,550,425 in operating expenses in the year compared to $10,434,138 in the same period in 2001. The Company incurred a charge for $3,000,000 representing stock issued to an employee for services in 2001. The Company incurred $5,550,425 of other expense in 2002 compared to $469,335 in 2001. The largest components of other expense were write offs of $3,162,202 for excess of purchase price over net book value of acquired subsidiaries; $1,909,640 in investment banking fees and $1,387,500 in write off of prepaid advertising.

The net loss was ($11,469,992) in 2002 compared to ($10,618,546) in 2001. The net loss per share was ($.33) in 2002 compared to ($.40) in 2001. These are now discontinued operations.

The Company has ceased all operations and does not know if or when it will recommence any operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company does not believe it can raise the necessary capital to fund the operations of the Company.

The Company has no plans at the present to hire any additional employees or devote any significant amount to Research and Development until such time as the growth of the business has generated sufficient cash flows to meet the operating needs of the Company.

The Company has no plans for material commitments for capital expenditures as of December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS.
- ------------------------------

         The information required by Item 8 is submitted as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
- -------------------------------------------------------

In connection with the audits of the two most recent fiscal years ended December 31, 2001, there have been no disagreements with the independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Wheeler Wasoff, P.C., formerly auditors for the Company, were terminated as auditor on April 29, 2003. Hunter, Atkins & Russell PLC were engaged in as auditors for Company.

     The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

     The audit report by Wheeler Wasoff, P.C. for the year ended December, 31, 2001, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Wheeler, Wasoff, P.C. for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     The audit report by Hunter, Atkins & Russell, PLC for the year ended December, 31, 2001, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Hunter, Atkins & Russell, PLC for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
- -----------------------------------------------------------------------------

     (a) The following table furnishes the information concerning Company directors and officers as of December 31, 2002. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

NAME                                AGE    COMPANY POSITION
- ------------------------------------------------------------------------------
Tag Chong Kim(1)                    41     Chairman, CEO and Director

(1)Resigned 2003

After December 31, 2002 Robert Simpson was appointed as a Director, President and CFO.

Robert Simpson                      60     President, Secretary, Chief
                                           Financial Officer and Director


     (b) Identification of Significant Employees. None.

     (c) Family Relationships.

    NONE

     (d) Business Experience.

     The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

Biographical Information

Robert C. Simpson, Ph.D. Chairman - CEO. Dr. Simpson has been CEO of Pathobiotek Diagnostics, Inc, (Texas) from 1993 - 2001. From 2001- to date he has been President and Director of Pathobiotek Diagnostics, Inc. (of Nevada)which was engaged in bio tech research. From 1990 - 1993 he was President of R. Simpson Associates, Inc., a management consulting firm with several clients including General Electric, Ford, RWD Technologies Inc. and Symbol Technologies Inc. He is a hands-on manager with extensive team building and methods implementation skills. He was manager at General Motors for 15 years (1978 - 1990) in Manufacturing engineering, Projects for Advanced Technologies and Organizational Development.

At December 31, 2002 Tag Chong Kim was a Director and CEO. He resigned in April 2003.

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

Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

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

The following persons failed to file forms on a timely baisis as required by
Section 16(a):


                                                                     Form 3                Form 4             Form 5
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
George Betts                                   2002                                           X                 X
President, CFO & Director
(Resigned 2002)
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
E. Robert Gates, Vice Chairman & Director      2002                                                             X
(Resigned 2002)
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Tag Chong Kim, Chairman, CEO & Director        2002                                                             X
(Resigned 2003)
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Woo Jong Kim                                   2002                                                             X
Director
(Resigned 2002)
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------

Conflicts of Interest
- ---------------------

          Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a limited amount of time to the Company's affairs, including filing regulatory reports and screening and assessing and, if warranted, negotiating to acquire business opportunities.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

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

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.
- --------------------------------


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                                  Annual Compensation                        Awards

                                                                                           Restricted         Securities
Name and                                                              Other Annual            Stock           Underlying
Principal                             Salary          Bonus           Compensation          Award(s)           Options/
Position                  Year         ($)             ($)                ($)                  ($)             SARs (#)
- --------                  ----         ---             ---                ---                  ---             --------
Teddy Kim, President
CEO                       2002          0               0               14,211                  0                  0
(Resigned 2003)

Robert Gates              2001          0               0               60,000 *                0                  0
President, Secretary      2002          0               0               234,376                 10,022,217         0
and Chief Executive
Financial
Officer
(Resigned 2002)(1)


George Betts,             2002          0               0               234,375                 9,258,100          0
President, Secretary
and Chief Financial
Officer
(Resigned 2002)

George Singer,            2002          0               0               0                       0                  0
Vice President
(Resigned 2002)

(*)  - See Item 12 "Certain Relationships and Related Transactions"



Directors' Compensation
- -----------------------
      (b) Director's Compensation
- ------------------------------------------- --------------------------------------------- --------------------------------------
                                                         CASH COMPENSATION                           SECURITY GRANTS
NAME                                        ANNUAL          MEETING      CONSULTING       NUMBER OF     NUMBER OF SECURITIES
                                            RETAINER FEES   FEES ($)     FEES/OTHER       SHARES (#)    UNDERLYING
                                            ($)                          FEES ($)                       OPTIONS/SARS (#)
- ------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
A. Director
Robert Gates                                            $0           $0               $0             0                        0
(resigned 2002)
- ------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
B. Director
Tag Chong Kim                                           $0           $0               $0             0                        0
(Resigned 2003)
- ------------------------------------------- --------------- ------------ ---------------- ------------- ------------------------
C. Director
Woo Jong Kim                                            $0           $0               $0             0                        0
(Resigned 2002)
-----------------------------------------------------------------------------------------------------------------------------------
D. Director
George Betts                                            $0           $0               $0             0                        0
(Resigned 2003)
------------------------------------------------------------------------------------------------------------------------------------
E. Director                                             $0           $0               $0             0                        0
Woo Jong Kim
(Resigned 2002)


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- ------------------------------------------------------------------------

         The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.



                                                                                 NUMBER OF
SHAREHOLDERS BENEFICIAL OWNERS                                                      SHARES         PERCENTAGE
- ------------------------------                                                      ------         ----------
E. Robert Gates                                                                  10,022,217           24%

Tag Chong Kim                                                                    9,258,100            22%

Woo Jong Kim                                                                     2,500,000             6%

All directors and executive
Officers as a group (1 persons)                                                  9,258,100            22%
                                                                                 =========            =====

Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------------------------------------------------------

         571,625 shares for cash consideration of $187,750 ($.25 cents to $2.50 per share).

         1,800,000 shares in exchange for all outstanding stock of Asian Infolink, Inc. and Segment Data Management, Inc.at a value of $2,900,000 ($1.55 per share).

         4,803,658 shares for services of employees and consultants valued at $2,433,824 ($.09 cents to $3.50 per share).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)         No Exhibits are filed with this Annual Report.

(b)         Form 8-K was filed on October 8, 2002.


ITEM 14.  CONTROLS AND PROCEDURES
- ---------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ATNG, Inc.


DATED:  May 15, 2003           By: /s/ Robert Simpson
                                     ---------------------------
                                       Robert Simpson
                                     President/Secretary/Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                      By: /s/ Robert Simpson
DATED:  May 15, 2003                    -----------------------------
                                              Robert Simpson
                                          Director

                                  ;

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Robert Simpson, certify that:

1. I have reviewed this annual report on Form 10-KSB of ATNG, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


/s/ Robert Simpson
- -----------------------
 Robert Simpson, CEO

                                   ATNG, INC.

            Financial Statements and Auditor's Report thereon as of
                               December 31, 2002

                                TABLE OF CONTENTS


Independent Auditor's Report                                                F-1

Balance Sheet                                                               F-2

Statement of Operations                                                     F-3

Statement of Stockholders' Deficiency                                       F-4

Statement of Cash Flows                                                     F-5

Notes to Financial Statements                                        F-6 to F-16

                                   ATNG, INC.

            Financial Statements and Auditor's Report thereon as of
                               December 31, 2001


Independent Auditor's Report for 2001                                       F-17

                                   ATNG, Inc.
                          (A Development Stage Company)



                          HUNTER, ATKINS & RUSSELL, PLC
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
A.T.(Al) Hunter                                      5805 North Grand, Suite D
  Dennis Atkins                                      Oklahoma City, OK  73118
  Casey Russell                                      Mail: P.O. Box 18311
                                                     Oklahoma City, OK  73154
  Member SEC                                         Telephone:  (405) 843-3964
Practice Section                                     Fax:  (405) 843-9975
                                                     E-mail: HARCPAS@hotmail.com

-------------------------------------------------------------------------------


                              Independent Auditors' Report


To the Board of Directors and Stockholders
ATNG, Inc.

We have audited the accompanying balance sheet of ATNG, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ATNG, Inc. as of December 31, 2001, were audited by other auditors whose report dated May 3, 2002, expresses and qualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 financial statements referred to above present fairly, in all material respects, the financial position of ATNG, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not commenced principal operations, has incurred significant operating losses since inception and has a significant working capital deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hunter, Atkins & Russell, PLC
April 30, 2003





                                      F-1







ATNG, INC.

Financial Statements and Auditor's Report thereon as of December 31, 2002


                                   ATNG, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets



                                       ASSETS
                                                                                 December 31,         December 31,
                                                                                     2001                 2002

CURRENT ASSETS
              Cash                                                                         $ 82,069               $0
              Prepaid Advertising                                                         1,165,000                0
              Accounts Receivable-Net                                                        25,000                0
              Other                                                                          16,805                0
                                                                            -----------------------------------------
                          Total Current Assets                                            1,288,874                0

PROPERTY AND EQUIPMENT-NET                                                                   64,807                0

INTELLECTUAL PROPERTY                                                                         5,539                0

PREPAID ADVERTISING                                                                       1,110,000                0
                                                                            -----------------------------------------

                                                                                        $ 2,469,220               $0
                                                                            =========================================


              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Accounts Payable                                               $        1,073,913           $1,319,059
              Accrued Salaries                                                            1,635,019        2,463,833
              Payroll Taxes                                                                 262,425          518,432
              Accrued Interest                                                               43,193          162,741
              Notes Payable-Related                                                         389,710          469,497
              Notes Payable-Other                                                           348,000          318,000
              Notes Payable-Bank                                                                             300,000
              Deferred Income                                                                60,355                0
                                                                            -----------------------------------------

                          Total Current Liabilities                                       3,812,615        5,551,561
                                                                            -----------------------------------------

OTHER OBLIGATIONS                                                                           186,750          319,700
                                                                            -----------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
              Common Stock, $.0001 par value:
              Authorized 100,000,000
              Issued 39,555,858;30,352,728 respectively;
              Outstanding 38,555,858; 29,352,728 respectively                                 2,935            3,856
              Capital in Excess of Par Value                                             11,371,563       18,499,519
              Deficit Accumulated During Development Stage                              (12,904,643)     (24,374,636)
                                                                            -----------------------------------------

                          Stockholders' Deficiency                                       (1,530,145)      (5,871,261)
                                                                            -----------------------------------------

                                                                                        $ 2,469,220               $0
                                                                            =========================================

                          The accompanying notes are an integral part of these financial statements


                                   ATNG, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                 For the years ended December 31, 2001 and 2002


                                                                                                                       Cumulative to
                                                                                                                        December 31,
                                                                                     2001                2002               2002
                                                                                     ----                ----               ----

REVENUES
              Telecommunication services-net                                            $ 284,927           $ 383,593     $ 668,520
              Advertising - Net                                                                               306,821       306,821
              Services and Other-Net                                                                           92,715        92,715
                                                                             -------------------------------------------------------
                          Total Revenue                                                   284,927             783,128     1,068,055
                                                                             -------------------------------------------------------

OPERATING EXPENSES
              Cost of Services                                                            862,186             807,020     1,669,206
              Advertising                                                               3,387,900           1,013,312     4,401,746
              General & Administrative                                                  6,018,104           3,448,345    10,988,085
              Interest                                                                    136,891             271,949       413,286
              Depreciation                                                                 29,057               9,798        48,544
                                                                             -------------------------------------------------------
                                                                                       10,434,138           5,550,425    17,520,868
                                                                             -------------------------------------------------------

OTHER EXPENSE
              Disposal of Fixed Assets                                                                        127,255       127,255
              Excess of purchase price over net book value
              acquired subsidiaries                                                                         3,162,202     3,162,202
              Investment Banking Fee                                                                        1,909,640     1,909,640
              Merger and reorganization costs                                             361,620             110,561       472,181
              Write-off of intellectual property                                          107,715               5,538       113,253
              Write off of Prepaid Advertising                                                              1,387,500     1,387,500
              Write-off of investment in marketable securities                                                              149,792
              Write-off of investment in joint venture                                                                      600,000
                                                                             -------------------------------------------------------
                                                                             -------------------------------------------------------
                                                                                          469,335           6,702,696     7,921,823
                                                                             -------------------------------------------------------

NET (LOSS)                                                                           ($10,618,546)       ($11,469,992) ($24,374,635)
                                                                             =======================================================

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED                                              ($0.40)             ($0.33)       ($0.78)
                                                                             =======================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED                                                                      26,540,053          34,474,507    31,059,864
                                                                             =======================================================

    The accompanying notes are an integral part of these financial statements


                                   ATNG, INC.
                         (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS'DEFICIENCY
                        FOR THE PEROID FROM INCEPTION TO
                               DECEMBER 21, 2002

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                         Additional       During The
                                                                Common Stock              Paid In         Development
                                                           ---------------------------
                                                               Shares       Amount        Capital            Stage
                                                               ------       ------        -------            -----

Balance, January 20, 2000 (inception)                            0            $0             $0               $0

Common stock issued to founders, value
$.01 per share for:
             Cash                                               8,250,000         825           81,675
             Equipment                                          2,500,000         250           24,750
             Accrued Wages                                      3,526,700         353           34,914
             Conversion of Loan                                 7,223,300         722           71,511

Common stock issued for services:
$.01 per share                                                  3,500,000         350           34,650
Common stock issued for marketable
securities valued at $.92 per share                               163,034          16          149,776
Common Stock issued for cash
at $1.44 per share                                                600,000          60          865,940
Common Stock issued for cash at
$5,00 per share                                                    22,840           2          114,198
Net (Loss)                                                                                                   ($2,286,097)
                                                           --------------------------------------------------------------

Balance, December 31, 2000                                     25,785,874      $2,578       $1,377,414       ($2,286,097)

Common Stock issued for cash:
$6.00 per share-Net of Offering Costs                              36,652           4          219,896
$5.00 per share                                                     8,090           1           40,449
$4.00 per share                                                     4,167           1           16,666
$2.50 per share                                                     7,600           1           18,999
$1.50 per share                                                    20,333           2           30,498
$1.00 per share                                                   410,598          41          410,557
Offering Costs                                                                                (102,958)

Common Stock issued for non cash:
Services at $1.00 to $6.00 per share                              837,963          83        4,027,468
Advertising at $1.75 to $6.00 per share                         1,740,000         173        5,289,827
Interest at $6.00 per share                                         1,875           1           11,249
Equipment at $5.00 per share                                        2,000           1            9,999
Recapitalizaation of shares issued by
Pathobiotek Diagnostics, Inc. prior to merger                     497,576          49              (49)
Issuance of common stock warrants for services                                                  21,548
Net (Loss)                                                                                                   (10,618,546)
                                                           --------------------------------------------------------------

Balance, December 31, 2001                                     29,352,728       2,935      $11,371,563      ($12,904,643)
                                                           --------------------------------------------------------------


                                   ATNG, INC. (continued)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS'DEFICIENCY
                        FOR THE PEROID FROM INCEPTION TO
                               DECEMBER 21, 2002


Common Stock issued for cash at:
$2.50 per share                                                     2,000           1            5,000
$2.00 per share                                                    15,625           2           31,248
$1.00 per share                                                     9,000           1            8,999
$.27 cents per share                                              375,000          38           99,962
$.25 cents per share                                              170,000          17           42,483


Common Stock issued for non-cash:
Services at $.09 cents to $3.50 per share                       4,803,658         480        2,433,344
Investment in Subsidiaries at $1.55 per share                   1,800,000         180        2,789,820
Investment Banking at $.67 and $.85cents per share              1,665,000         167        1,385,384
Interest at $.09 cents to $3.50 per share                         120,000          12          182,941
Advertising at $.40 cents to $3.25 per share                      203,000          20          103,780
Loan Conversion at $.99 cents and $1.50 per share                  39,847           4           44,996

                                                           --------------------------------------------------------------
Net (Loss)                                                                                                  ($11,469,992)

Balance, December 31, 2002                                     38,555,858       3,856       18,499,519      ($24,374,635)
                                                           ==============================================================


The accompanying notes are an integral part of these financial statements


                                   ATNG, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                              Cumulative to
                                                                                                               December 31,
                                                                                    2001            2002           2002
                                                                                    ----            ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
            Net (Loss)                                                            ($10,618,546)  ($11,469,992)   ($24,374,635)
            Adjustments to reconcile net (loss) to net cash (used)
            by operating activities
                       Depreciation                                                     29,057          9,798          48,544
                       Amortization of Prepaid Advertising                                          2,275,000       2,275,000
                       Debt for Expenses                                                                               80,433
                       Write off of excess purchase price of investment
                       in subsidiary                                                                3,162,202       3,162,202
                       Write off of fixed assets                                                      127,255         127,255
                       Write off of Intellectual Property                              107,715          5,538         113,253
                       Write Off of Marketable Securities                                                             149,792
                       Write Off of Korean Joint Venture                                                              600,000
                       Common Stock Warrants  Issued for Services                       21,548                         21,548
                       Common Stock Issued for Debt                                                    99,553          99,553
                       Common Stock issued for Services, Salaries and Interest       4,053,801      2,644,174       6,768,242
                       Common Stock issued for Advertising                           3,000,000        109,800       3,109,800
                       Common Stock issued for Investment Banking Services                          1,385,550       1,385,550
                       (Increase) in other obligations                                 186,750                        177,460
            Changes in assts and liabilities
                       (Inc) Dec in Accounts Receivable,  Prepaids and Other           (32,522)        90,999          49,194
                       Increase in Accounts Payable and Accrued Expenses             1,220,034        576,023       1,955,554
                       Increase in Accrued salaries                                    981,939        820,706       2,455,725
                       Notes Payable transferred to Stock (Other Obligations)
                       (Increase) in Prepaid Advertising
                       Increase (Decrease) in Deferred Revenue                          60,355       (261,825)       (201,470)
                       Other
                                                                                ---------------------------------------------
            Net Cash (Used) by Operating Activities                                   (989,869)      (425,219)     (1,997,000)
                                                                                ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Cash paid for property and equipment                                       (27,430)       (19,048)        (87,602)
            Acquisition of subsidiaries net of cash acquired                                            5,585           5,585
            Cash paid for intellectual property                                        (10,908)                      (113,253)
            Investment in Korean Joint Venture                                                                       (600,000)
                                                                                ----------------------------------------------
            Net Cash (Used) in Investing Activities                                    (38,338)       (13,463)       (795,270)
                                                                                ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from borrowings-Related                                           252,500        128,763         583,763
            Repayment of borrowings-Related                                             (1,000)       (48,976)       (113,176)
            Proceeds from borrowings-Other                                             235,000         45,000         415,000
            Repayment of borrowings-Other                                              (12,000)       (30,000)        (52,000)
            Proceeds from borrowings-Bank                                                              74,076          74,076
            Cash Paid for Offering Costs                                              (102,958)                      (102,958)
            Proceeds from sale of Common Stock                                         737,115        187,750       1,987,565
                                                                                ----------------------------------------------
            Net Cash Provided by Financing Activities                                1,108,657        356,613       2,792,270
                                                                                ----------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                         80,450        (82,069)             (0)

CASH BEGINNING OF PERIOD                                                                 1,619         82,069               0
                                                                                ----------------------------------------------

CASH END OF PERIOD                                                                     $82,069            ($0)             $0
                                                                                ==============================================
The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURES:

     During 2001 and 2002, the Company paid $18,116 and $89,009, respectively for interest on debt.

Non-cash investing and financing activities:

     During 2001, the Company issued common stock for non-cash consideration as follows:

            837,963 shares for services, valued at $1.00 to $6.00 per share. 1,740,000 shares for advertising, valued at $1.75 to $6.00 per share 2,000 shares for equipment, valued at $5.00 per share.
            1,875 shares as additional consideration for loans, valued at $6.00 per share.

     During 2002, the Company issued common stock for non-cash consideration as follows:

            4,803,658 shares for services, valued at $.09 to $3.50 per share. 203,000 shares for advertising, valued at $.40 to $3.25 per share. 1,800,000 shares for investment in subsidiary, valued at $1.55 per share.
            1,665,000 shares for investment banking services, valued at $.67 to
             $.85 per share.
            39,847 shares as additional consideration for loans, valued at $.99 to $1.50 per share.
            120,000 shares for interest, valued at $.09 to $3.50 per share.

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

         The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended December 31, 2002 contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation

         The Company provided voice and data telecommunications services utilizing Voice over Packet ("VOP") network. Its signature product is BlueKiwi residential long distance service. BlueKiwi is a flat rate, unlimited long distance calling plan offering instate and state -to-state calling in the contiguous U.S. and unlimited long distance calling to South Korea. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards
         (SFAS) 7.

         During 2001, the Company commenced operations and earned its initial revenue from telecommunication services. Its efforts, since inception, have consisted of financing activities, the acquisition of technology and initial test marketing of its services.

         During the latter part of 2002 the Company was not able to raise sufficient capital to continue its' business objectives. Therefore, all operations were ceased, all employees terminated and all assets written off and all liabilities provided for in the financial statements at December 31, 2002. The Company is no longer in business as is determining a course of action to either file for bankruptcy or attempt a reorganization and recapitalization.

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

         At December 31, 2001 and 2002, the Company charged to operations $107,715 and $5,538 respectively of costs associated with the acquisition of intellectual property.

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

         ADVERTISING

         The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of December 31, 2001, advertising costs of $2,275,000 were recorded in prepaid expenses, of which $1,110,000 is non-current. As of December 31, 2002 all advertising has been written off as the Company had no operations and the prepaid advertising had no recoverable value.

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

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2001 and 2002 there were no cash equivalents.

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

         RECLASSIFICATION

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company commenced principal operations during 2001 and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2002 of $24,374,635 and, at December 31, 2002, has a working capital deficiency of $5,551,651.

         The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its operations. Should the Company be unable to realize the carrying value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to resume operations and satisfy its' creditors.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 and 2002 consists of the following:


                                              2001                     2002

Furniture and equipment                    $45,296                       $0
 Computer equipment                         46,557                        0
Leasehold improvements                      11,700                        0
                                           --------                     ------

                                           103,553                        0

Less accumulated depreciation and
 amortization                              (38,746)                       0
                                           ---------                   --------

                                          $ 64,807                       $0
                                           ========                    =========


         Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $9,689 and $29,057, respectfully.

NOTE 4 - INTELLECTUAL PROPERTY

         At December 31, 2001 intellectual property consists of:

         Patent application costs                                  $   5,539
                                                                   =========


         During the year ended December 31, 2002 the Patent application costs were written off as the Company had no financing to continue the development.

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

NOTE 6 - NOTES PAYABLE

         Notes payable at December 31, 2001 and 2002 consists of the following:

         Related parties

                                                                                    2001           2002
                                                                             -----------       --------
        Note payable to officer/ director, unsecured, due on demand,
             interest at 7%                                                         $ 219,960  $243,805
        Note payable, to officer/director, unsecured, due on demand, interest at 7%
                                                                                       79,750   135,692
        Note payable to former officer,  unsecured, due on demand,
             interest at 10%                                                           90,000    90,000
                                                                             ----------------  ----------

                                                                                   $  389,710  $469,497
                                                                                   ==========  =========




         Other

                                                                                       2001        2002
                                                                                       ----        ----
        Note payable, unsecured, due on demand interest at 7%                       $ 112,000  $112,000
        Note payable, unsecured, due on demand, interest at 7%
                                                                                       50,000    50,000
        Notes payable, unsecured, due December 27, 2001 to     January 12,
        2002, interest at 8%, convertible to common stock                              75,000         0
        Note payable, unsecured, due May 26, 2001, interest at 8%                      11,000    11,000
        Note payable, unsecured, due on demand, interest payable monthly at
        $5,000 cash, and 10,000 shares of common stock (Note 7)
                                                                                      100,000   100,000
                                                                                      -------
        Note payable, unsecured, due on demand, interest at 7% and
        10,000 shares of common stock                                                            25,000
        Note payable, unsecured, due on demand, interest at $500 per month
                                                                                                 20,000
                                                                                                -------
                                                                                    $ 348,000  $318,000
                                                                                      =======   ========


         Banks                                                                      2001         2002
                                                                                    ----         ----

         Note payable Bank, due on demand, interest at 7%                                       $300,000
                                                                                                --------
         Payable monthly

NOTE 7 - OTHER OBLIGATIONS

         At December 31, 2001 and 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:


                                                                                        2001         2002
                                                                                        ----         ----
        5,000 shares as partial consideration of agreement for
             financial relations services                                             $  10,250
        44,000 shares for satisfaction of accounts payable for
             public relations services                                                   99,000
        30,000 shares as additional consideration for borrowings (Note 6)                75,000
        2,500 shares - other                                                              2,500  $    2,500
                                                                                        -------
        51,000 shares for consulting services                                                       135,600
        Shares at market price for services                                                         180,000
        60,000 shares for interest on debt                                                            1,600
                                                                                                 ------------
                                                                                      $ 186,750  $  319,700

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

o    22,840 shares for cash consideration of $114,200 ($5.00 per share)

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

o 500,000 shares pursuant to advertising agreement with Premier Radio Network, valued at $3,000,000 ($6.00 per share).

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

     During 2002, the Company issued an aggregate 9,203,130 shares of its common stock as follows:

o 571,625 shares for cash consideration of $187,750 ($.25 cents to $2.50 per share).

o 1,800,000 shares in exchange for all outstanding stock of Asian Infolink, Inc. and Segment Data Management, Inc.at a value of $2,900,000 ($1.55 per share).

o 4,803,658 shares for services of employees and consultants valued at $2,433,824 ($.09 cents to $3.50 per share).

o 1,665,000 shares for investment banking services, valued at $$1,385,383 ($.67 to $.85 cents per share).

o 120,000 shares for interest expense, valued at $182,953 ($.09 cents to $3.50 per share)

o 203,000 shares in exchange for advertising , valued at $103,880 ($.40cents to $3.25 per share).

o 39,847 shares in exchange for loans of $75,000, valued at $45,000 ($.99 cents to $1.50 per share)


         At December 31, 2001 and 2002 1,000,000 shares issued were held in escrow pursuant to an employment agreement with an individual (Note 4).

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

NOTE 10 - SIGNIFICANT TRANSACTIONS AND EVENTS

         During the year ended December 31, 2001 and 2002, the Company entered into various agreements in conjunction with commencing its principal operations. The significant agreements are as follows:

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

o    Wholesale minute sales agreement entered into February 1, 2002 for 90 days.

o Public Relations, Merger and Acquisition services in exchange for 250,000 shares of stock.

o    Wholesale minute sales agreement entered into March 29, 2002 for one year.

o Consulting and Business Advice agreements entered into in May 2002 in exchange for 165,000 shares of stock.

o Carrier Service Agreement entered into June 3, 2002 for a period of twelve months.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related party transactions are as follows:

o Accounts Payable at December 31, 2001 includes $54,952 due to a former officer of the Company for salary and expenses due as of the date of his termination.

o During 2000 and 2001, the Company acquired equipment from an entity owned by a shareholder of the company for $27,715 and $7,288 respectively, of which$29,506 is due and included in accounts payable at December 31, 2001.

o During 2001 certain officer/directors/founders of the Company had loan transactions with the Company as follows: $20,000 cash from a former officer. The Company paid a officer/director/founder $1,000 on an outstanding loan in 2001.

o Accrued salaries at December 31, 2001 includes $617,693 and $582,426 due to each of two officers/directors/founders pursuant to their employment agreements and $86,978 due to two officers of the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In February 2001, the Company entered into a non-cancelable lease for office facilities in Memphis, Tennessee. Minimum payments due under this lease are as follows: 2002 $65,868 and 2003 $10,978. The Company vacated this property in 2002 and is negotiating with the landlord concerning this obligation.

NOTE 13- LEGAL PROCEEDINGS

A. James Crunk, a former employee of the Company filed suit against the Company and two of its founders on July 20, 2001. Crunk alleges that he was hired as Chief Financial Officer for the Company under a contract that provided certain benefits. Crunk alleges that he was induced to come to work for the Company through a series of misrepresentations about the Company and the benefit that it would provide to Crunk. Crunk alleges that he loaned money to the Company that was never repaid. He alleges further that he was terminated without cause in violation of his employment contract and that the Company terminated him because he threatened to expose certain allegedly illegal conduct. Crunk has alleged four causes of action: 1) Promissory Fruad; 2) Breach of Contract; 3) Civil Violations of RICO; and 4) violations of the Tenness Public Protection Act. Crunk seeks actual damages of $2,000,000, treble damages and attorney fees.

The Company acknowledges that Crunk loaned money to the Company that has not been repaid. Beyond that the Company considers Crunk's claims to be with out merit and frivolous. The parties exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgement as sanctions for the defendant's failure to respond.

The Company intends to defend the lawsuit vigorously when it has the funds to do so. The case is presently set for trial on September 29, 2003.

B. On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider. The Company acknowledges approximately $367,000 of services but is disputing $133,000 as being charges, which, in the opinion of management, were above the amount contracted for. The litigation is in its initial stages. The Company has retained legal counsel to answer the allegations. A status conference has been set for June 25, 2003. The Company will deny the additional charges of $133,000 and expects to prevail in this matter. In the opinion of the Company's legal counsel, this matter will most likely conclude in an unfavorable result to the Company in a range of $135,000 to $500,000. Included in accounts payable as of December 31, 2002 and 2001 was $253,715 and $261,366 respectively for this potential liability.

The Company is a party to various other lawsuits brought against them for unpaid servcies, invoices and other costs by certain of its vendors. A judgement was entered into against the Company in one matter in the amount of $37,951, which is included in the accounts payable at December 31, 2001. The amount in accounts payable for this potential liability as of December 31, 2002 was $153,352.

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
ATNG, Inc.
(Formerly Pathobiotek Diagnostics, Inc.)


We have audited the accompanying balance sheet of ATNG, Inc. (a development stage company) (formerly Pathobiotek Diagnostics, Inc.) as of December 31, 2001, the related statements of operations and cash flows for the year ended December 31, 2001 and the related statement of stockholders' equity for the period from inception (January 20, 2000) to December 31, 2000 and for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATNG, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principals generally accepted in the United States of America.

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





                              Wheeler Wasoff, P.C.



Denver, Colorado
May 3, 2002