Form 10QSB
period 2003-03-31
ATNG INC
filed 2003-05-22
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001098329

                                For Quarter Ended
                               March 31, 2003

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

         17195 Silver Parkway, Suite 337, Fenton, Michigan 48430
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (810) 714-1011
                                 --------------

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

                         39,805 as of March 31, 2003


                                   ATNG, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                            March 31,               December 31,
                                                                                   2003                 2002
                                                                            (Unaudited)
                                                                            -----------------------------------------

                                       ASSETS

              NONE



              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
              Accounts Payable                                                      $ 1,319,058         $  1,319,058
              Accrued Salaries                                                        2,463,833            2,463,833
              Payroll Taxes                                                             543,432              518,432
              Accrued Interest                                                          194,410              162,741
              Notes Payable-Related                                                     469,497              469,497
              Notes Payable-Other                                                       293,000              318,000
              Notes Payable-Bank                                                        300,000              300,000
                                                                            -----------------------------------------

                          Total Current Liabilities                                   5,583,230            5,551,561
                                                                            -----------------------------------------

OTHER OBLIGATIONS                                                                       320,300              319,700
                                                                            -----------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
              Common Stock, $.0001 par value:
              Authorized 100,000,000
              Issued 40,805,858;39,555,858 respectively;
              Outstanding 39,805,858; 38,555,858 respectively                             3,981                3,856
              Capital in Excess of Par Value                                         18,583,215           18,499,519
              Deficit Accumulated During Development Stage                          (24,490,726)         (24,374,636)
                                                                            -----------------------------------------

                          Stockholders' Deficiency                                   (5,903,530)          (5,871,261)
                                                                            -----------------------------------------

                                                                             $             -                     $ -
                                                                            =========================================

  The accompanying notes are an integral part of these financial statements



                                   ATNG, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2003,
    An Cumulative Amounts From Inception (January 20, 2000) to March 31, 2003
                                   (Unaudited)

                                                                                                                      Cumulative to
                                                                                                                          March 31,
                                                                           2003                        2002                 2003
                                                                           ----                        ----                 ----

REVENUES
              Telecommunication services-net                                                              $ 173,411      $ 668,520
              Advertising - Net                                                                             151,832        306,821
              Services and Other-Net                                                                                        92,715
                                                                      ------------------       -------------------------------------
                          Total Revenue                                                                     325,243      1,068,056
                                                                      ------------------       -------------------------------------

OPERATING EXPENSES
              Cost of Services                                                                              360,714      1,669,206
              Advertising                                                                                   409,291      4,401,746
              General & Administrative                                           82,000                   1,891,401     11,070,087
              Interest                                                           34,090                     109,643        447,376
              Depreciation                                                                                    4,546         48,544
                                                                      ------------------       -------------------------------------
                                                                                116,090                   2,775,595     17,636,959
                                                                      ------------------       -------------------------------------

OTHER EXPENSE
              Disposal of Fixed Assets                                                                       64,807        127,255
              Excess of purchase price over net book value of
              acquired subsidiaries                                                                       2,946,546      3,162,202
              Investment Banking Fee                                                                      1,419,090      1,909,640
              Merger and reorganization costs                                                                67,561        472,181
              Write-off of intellectual property                                                                           113,253
              Write off of Prepaid Advertising                                                                           1,387,500
              Write-off of investment in marketable securities                                                             149,792
              Write-off of investment in joint venture                                                                     600,000
                                                                      ------------------       -------------------------------------
                                                                                                          4,498,004      7,921,823
                                                                      ------------------       -------------------------------------

NET (LOSS)                                                                    ($116,090)                ($6,948,356)  ($24,490,726)
                                                                      ==================       =====================================

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED                                   ($0.003)                     ($0.24)        ($0.77)
                                                                      ==================       =====================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED                                                            35,316,174                  29,536,224     31,901,531
                                                                      ==================       =====================================

       The accompanying notes are an integral part of these financial statements


                                   ATNG, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                   Three Months Ended March 31, 2002 and 2003,
   An Cumulative Amounts From Inception (January 20, 2000) to March 31, 2003
                                  (Unaudited)

                                                                                                               Cumulative to
                                                                                                                 March 31,
                                                                                    2002            2003           2003


CASH FLOWS FROM OPERATING ACTIVITIES
            Net (Loss)                                                             ($6,948,356)     ($116,090)   ($24,490,726)
            Adjustments to reconcile net (loss) to net cash (used)
            by operating activities
                       Depreciation                                                      4,546              0          48,544
                       Amortization of Prepaid Advertising                             307,500              0       2,275,000
                       Debt for Expenses                                                                               80,433
                       Write off of excess purchase price of investment
                        in subsidiary                                                2,946,546              0       3,162,202
                       Write off of fixed assets                                        64,807              0         127,255
                       Write off of Intellectual Property                                                   0         113,253
                       Write Off of Marketable Securities                                                             149,792
                       Write Off of Korean Joint Venture                                                              600,000
                       Common Stock Warrants  Issued for Services                                                      21,548
                       Common Stock Issued for Debt                                                     1,400         100,953
                       Common Stock issued for Services, Salaries and Interest       2,883,704         57,000       6,825,242
                       Common Stock issued for Advertising                                                  0       3,109,800
                       Common Stock issued for Investment Banking Services                                  0       1,385,550
                       (Increase) in other obligations                                                                177,460
            Changes in assts and liabilities
                       (Inc) Dec in Accounts Receivable,  Prepaids and Other           (33,164)             0          49,194
                       Increase in Accounts Payable and Accrued Expenses               302,344         57,690       2,013,245
                       Increase in Accrued salaries                                    256,237              0       2,455,725
                       Increase (Decrease) in Deferred Revenue                         (46,275)             0        (201,470)
                                                                              ------------------------------------------------
            Net Cash (Used) by Operating Activities                                   (262,111)             0      (1,997,000)
                                                                              ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Cash paid for property and equipment                                        (1,340)             0         (87,602)
            Acquisition of subsidiaries net of cash acquired                           (15,871)             0           5,585
            Cash paid for intellectual property                                                                      (113,253)
            Investment in Korean Joint Venture                                                                       (600,000)
                                                                              ------------------------------------------------
            Net Cash (Used) in Investing Activities                                    (17,211)             0        (795,270)
                                                                              ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from borrowings-Related                                            40,000              0         583,763
            Repayment of borrowings-Related                                            (18,709)             0        (113,176)
            Proceeds from borrowings-Other                                                                  0         415,000
            Repayment of borrowings-Other                                              (30,000)             0         (52,000)
            Proceeds from borrowings-Bank                                               74,077              0          74,076
            Cash Paid for Offering Costs                                                                             (102,958)
            Proceeds from sale of Common Stock                                         149,250              0       1,987,565
                                                                              ------------------------------------------------
            Net Cash Provided by Financing Activities                                  214,618              0       2,792,270
                                                                              ------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                        (64,704)             0              (0)

CASH BEGINNING OF PERIOD                                                                82,069              0               0
                                                                              ------------------------------------------------

CASH END OF PERIOD                                                                     $17,365             $0              $0
                                                                              ================================================

   The accompanying notes are an integral part of these financial statements

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                   ATNG, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of ATNG, Inc. (the Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the entire year.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2002.

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

The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended March 31, 2003 contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation.

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

ADVERTISING

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of March 31, 2003 the Company wrote off its remaining prepaid advertising.

(LOSS) PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. Convertible equity instruments, such as stock warrants, are not considered in the calculation of net loss per share as their inclusion would be antidilutive.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2003, there were no cash equivalents.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishments of liabilities in the normal course of business. At March 31, 2003, the Company had ceased all operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2003 of $24,490,726 and has a working capital deficiency of $5,903,530.


NOTE 3-COMMON STOCK

During the first three months of 2003 the Company issued an aggregate of 1,250,000 of its common stock for services of Consultants and settlement of debt

NOTE 5- SIGNIFICANT TRANSACTIONS AND EVENTS

During the first three months of 2003 the Company did not enter into agreements in conjunction with its principal operations.

ITEM 2.





          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Operations for the three months ended March 31, 2002 and 2003 represent two different phases in the Company's development stage. In the three months ended March 31, 2002 the Company acquired two subsidiaries in the call center and data management business in an attempt to generate additional revenue and own and operate their own call center to better control costs and provide a better quality of service to its customers. Unfortunately, by December 31, 2002 all operations ceased in long distance and other business. Also the company has ceased all operations in Asian Infolink and Sequented Data divisions due to continuing losses. The company has no operations at this time and is contemplating whether to attempt a Chapter 11 Reorganization or a Private Reorganization.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN 2002

The Company had no revenues in the quarter ended March 31, 2003 compared to $325,243 in the same period in 2002. All operations wre discontinued in 200, and the Company has no business The Company incurred $116,090 in operating expenses in the quarter compared to $2,775,595 in the same quarter in 2002. The operating expenses in the current quarter consists of general and administative of $82,000 and $34,090 for accrual of interest on outstanding debt.

The net loss was ($116,090) in the quarter in 2003 compared to ($6,948,356) in the quarter in 2002. The net loss per share was ($.003) in the quarter in 2003 compared to ($.24) in 2002.

The trend of losses will continue until the Company is able to achieve revenues which exceed its expenses. The Company does not currently have any business prospects.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not believe it can raise the necessary capital to fund the operations of the Company. The Company needs significant capital to pay its debt of over $5 million.

The Company assumed a bank loan of Asian Infolink, Inc. in 2002 in the amount of $225,925. Additional borrowings were made during the period of $74,075. The loan was due November 20, 2002 and bears interest at 7% per annum. The loan is in default.

The Company has no plans at the present to neither hire any additional employees nor devote any significant amount to Research and Development.

The Company has no plans for material commitments for capital expenditures as of March 31, 2003.

The Company's auditor issued its opinion for period ended December 31, 2002 which contained a "going concern" qualification. All of those circumstances still remain that caused the issuance of the "going concern" qualification. The Company hopes to develop a plan to reorganize, but cannot predict what, if any, success it may have in this endeavor. There are no commitments whatsoever for capital or loans to the Company.

Evaluation of Internal and Disclosure Controls
----------------------------------------------
The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities -

During the quarter ended March 31, 2003 the Company issued an aggregate of 1,250,000 shares of its restricted common stock for its payroll and services, and debt conversion, to non affiliates.


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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:


                                    Exhibit 99.1
                                    Exhibit 99.2


                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2003. (incorporated by reference)


                                    April 28, 2003
                                    May 9, 2003

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: May 15, 2003


                                          ATNG, INC.



/s/Robert Simpson

_____________________________________________________________
Robert Simpson, President

                       CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Robert Simpson, certify that:

1. I have  reviewed  this  quarterly  report on Form  10-QSB of  ATNG, Inc.
;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003


/s/Robert Simpson
-----------------------
Robert Simpson, CEO & CFO