Form 10QSB
period 2003-06-30
ATNG INC
filed 2003-08-18
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ________


                       COMMISSION FILE NUMBER: __________


                                   ATNG, INC1.
                 (Name of small business issuer in its charter)

                             TEXAS                                                    76-0510754
 (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

       17195 SILVER PARKWAY, SUITE 337, FENTON, MICHIGAN                                 48430
            (Address of principal executive offices)                                  (Zip Code)

                                 (810) 714-1011
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, 59,170,856 shares of the issuer's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                 Yes [X] No [ ]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION....................................................................................3
     Item 1.  Financial Statements................................................................................3
         Balance Sheet as of June 30, 2003 and 2002...............................................................3
         Statement of Loss as of June 30, 2003 and 2002...........................................................4
         Statement of Cash Flows as of June 30, 2003 and 2002.....................................................5
         Notes to Financial Statements.........................................................................6-15
     Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................15
     Item 3.  Controls and Procedures............................................................................17
PART II - OTHER INFORMATION......................................................................................17
     Item 1.  Legal Proceedings..................................................................................17
     Item 2.  Changes in Securities..............................................................................18
     Item 3.  Defaults Upon Senior Securities....................................................................18
     Item 4.  Submission of Matters to a Vote of Security Holders................................................18
     Item 5.  Other Information..................................................................................18
     Item 6.  Exhibits and Reports on Form 8-K...................................................................19
SIGNATURES.......................................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   ATNG, INC.
                          (A DEVELOPMENT STATE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2003         December 31, 2002
                          ASSETS                                  UNAUDITED
                                                             --------------------- ------------------------
CURRENT ASSETS
     Cash                                                        $         21,669   $                    -

                                                             --------------------- ------------------------
TOTAL CURRENT ASSETS                                             $         21,669   $                    -

                                                             --------------------- ------------------------
TOTAL ASSETS                                                     $         21,669   $                    -
                                                             ===================== ========================

LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Accounts Payable                                                   1,319,058                1,319,058
     Accrued Salaries                                                   2,463,833                2,463,833
     Payroll Taxes                                                        543,432                  518,432
     Accrued Interest                                                     194,410                  162,741
     Notes Payable-Related                                                469,497                  469,497
     Notes Payable-Other                                                  293,000                  318,000
     Notes Payable-Bank                                                   300,000                  300,000
                                                             --------------------- ------------------------
TOTAL CURRENT LIABILITIES                                        $      5,583,230   $            5,551,561

OTHER OBLIGATIONS                                                         320,300                  319,700

STOCKHOLDER'S DEFICIENCY
     Common Stock, $.0001 par value:
     Authorized 100,000,000
     Issued 59,170,000
     Outstanding 59,170,000and 38,560,000Respectively                       5,917                    3,856
     Capital in Excess of Par Value                                    19,128,788               18,499,519
     Deficit Accumulated During Development Stage                    (25,016,566)             (24,374,636)
                                                             --------------------- ------------------------
TOTAL STOCKHOLDER'S DEFICIENCY                                        (5,881,861)              (5,871,261)
                                                             --------------------- ------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                   $         21,669   $                    -
                                                             ===================== ========================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ATNG, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Six Months Ended              Cumulative from
                                                                                                         Inception of
                                                                                                         January 20,
                                                                                                         2000 to June
                                                                 June 30, 2003      June 30, 2002          30, 2003
                                                                   UNAUDITED                              UNAUDITED
                                                                 ---------------    ---------------    -----------------
Cash Flows From Operating Activities
     Net income (loss)                                                (615,900)        (8,791,564)         (25,016,566)
  Adjustments to reconcile net (loss) to net cash (used) by
  operating activities:
     Depreciation                                                                            9,798               48,544
     Amortization of prepaid advertising                                                   610,000            2,275,000
     Debt for expenses                                                                                           80,433
     Write off of excess purchase price of investment
     subsidiary                                                                          3,162,202            3,162,202
     Write off of fixed assets                                                              64,808              127,255
     Write off of intellectual property                                                                         113,253
     Write off of marketable securities                                                                         149,792
     Write off of Korean Joint Venture                                                                          600,000
     Write off of prepaid advertising
     Common stock warrants issued for services                                                                   21,548
     Common stock issued for debt                                                                               100,953
     Common stock issued for services, salaries and interest            583,581          2,115,469            7,351,032
     Common stock issued for advertising                                                    68,600            3,109,800
     Common stock issued for investment banking services                                 1,385,550            1,385,550
     Net change in other obligations                                        600                                 177,460
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable, prepaids and
     others                                                                               (28,843)               49,194
     Increase (decrease) in accounts payable, and accrued
     expenses                                                            56,669          1,042,365            4,468,970
     Increase (decrease) in deferred revenue                                              (34,902)            (201,470)
                                                                 ---------------    ---------------    -----------------
  Net cash provided (used) in operating activities                       24,950          (396,517)          (1,997,050)
Cash Flows From Investing Activities
     Cash paid for property and equipment                                                 (19,048)             (87,602)
     Acquisition of subsidiaries not of cash acquired                                        5,585                5,585
     Cash paid for intellectual property                                                                      (113,253)
     Investment in Korean Joint Venture                                                                       (600,000)
                                                                 ---------------    ---------------    -----------------
  Net cash provided (used) in investing activities                            -           (13,463)            (795,270)
Cash Flows From Financing Activities
     Proceeds from borrowing-related                                                       103,500              583,763
     Repayment of borrowing-related                                                       (33,976)            (113,176)
     Proceeds from borrowing-other                                                          45,000              415,000
     Repayment of borrowing-other                                      (25,000)           (30,000)             (52,000)
     Proceeds from borrowing-bank                                                           74,075               74,076
     Cash paid for offering costs                                                                             (102,958)
     Proceeds from sale of common stock                                  21,719            187,750            2,009,284
                                                                 ---------------    ---------------    -----------------
  Net cash provided (used) in financing activities                      (3,281)            346,349            2,813,989
                                                                 ---------------    ---------------    -----------------
Net Increase (Decrease) in Cash                                          21,669           (63,631)               21,669
Cash Beginning of Period                                                      -             82,069                    -
                                                                 ---------------    ---------------    -----------------
Cash End of Period                                                     $ 21,669           $ 18,438             $ 21,669
                                                                 ===============    ===============    =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ATNG, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended June 30          Six Months Ended June 30        Cumulative from
                                                                                                                  Inception of
                                                                                                                  January 20,
                                                                                                                  2000 to June
                                              2003              2002             2003             2002              30, 2003
REVENUES                                   UNAUDITED                          UNAUDITED                            UNAUDITED
                                         ---------------    --------------   -------------    --------------    -----------------
    Telecommunications Services-Net                   -           125,251               -           298,663              668,520
    Advertising-Net                                   -            49,423               -           201,255              306,821
    Services and Other-Net                            -                                 -            86,545               92,715
                                         ---------------    --------------   -------------    --------------    -----------------
TOTAL REVENUES                                        -           174,674               -           586,463            1,068,056

OPERATING EXPENSES
    Cost of Services                                  -           181,044               -           541,758            1,669,206
    Advertising                                       -           320,521               -           729,812            4,401,746
    General & Administrative                    499,800           820,754         615,900         2,712,155           11,595,927
    Interest                                          -            70,651               -           180,294              447,376
    Depreciation                                      -             5,252               -             9,798               48,544
                                         ---------------    --------------   -------------    --------------    -----------------
TOTAL OPERATING EXPENSES                        499,800         1,398,222         615,900         4,173,817           18,162,799

OTHER EXPENSES
    Disposal of Fixed Assets                                                            -            64,807              127,255
    Excess of purchase price over net
    book value of  acquired
    subsidiaries                                                  215,656               -         3,162,202            3,162,202
    Investment banking fee                                        490,550               -         1,909,640            1,909,640
    Merger and reorganization costs                                                     -            67,561              472,181
    Write off of intellectual property                                                                                   113,253
    Write off of prepaid advertising                                                                                   1,387,500
    Write off of investment in
    marketable securities                                                                                                149,792
    Write off of investment in joint
    venture                                                                                                              600,000
                                         ---------------    --------------   -------------    --------------    -----------------
TOTAL OTHER EXPENSES                                  -           706,206               -         5,204,210            7,921,823
                                         ---------------    --------------   -------------    --------------    -----------------

NET GAIN (LOSS)                            $  (499,800)     $ (1,929,754)      $(615,900)     $ (8,791,564)       $ (25,016,566)
                                         ===============    ==============   =============    ==============    =================

Net Gain (Loss) Per Common Share Basic
and Diluted                                      (0.01)            (0.06)          (0.01)            (0.28)               (0.58)

Weighted Average Number of Shares
Outstanding Basis and Diluted                35,316,174        32,338,585      47,243,087        31,178,730           43,088,726




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ATNG, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended June 30, 2003, contain the financial statements for the companies acquired. All intercompany balances and transactions have been eliminated in consolidation.

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

         During the latter part of 2002, the Company was not able to raise sufficient capital to continue its' business objectives. Therefore, all operations were ceased, all employees terminated and all assets written off and all liabilities provided for in the financial statements at June 30, 2003. The Company is no longer in business as is determining a course of action to either file for bankruptcy or attempt a reorganization and recapitalization.

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

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 has been adopted by the Company.

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

MARKETABLE SECURITIES

         The Company accounts for investments in marketable securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis. (See Note 5).

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

ADVERTISING

         The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of December 31, 2001, advertising costs of $2,275,000 were recorded in prepaid expenses, of which $1,110,000 is non-current. As of December 31, 2002, all advertising has been written off as the Company had no operations and the prepaid advertising had no recoverable value.

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

CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2001 and 2002, there were no cash equivalents.

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

         In June 2001, the FASB also approved for issuance SFAS 143, "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of assets retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosure. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discounted operations. Therefore, discounted operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

COMPREHENSIVE INCOME

         There are no  adjustments  necessary  to net (loss) as presented in the
accompanying   statements  of  operations  to  derive  comprehensive  income  in accordance with SFAS 130, "Reporting Comprehensive Income".

RECLASSIFICATION

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE 2. - BASIS OF ACCOUNTING

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

NOTE 3 - PROPERTY AND EQUIPMENT

         As of December 31, 2002 and June 30, 2003, the Company had no fixed assets.

NOTE 4 - INTELLECTUAL PROPERTY

         At December 31, 2002, intellectual property consists of:

         Patent application costs                             $   -0-
                                                              =======

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

NOTE 5 - INVESTMENTS

         In 2000, the Company agreed to acquire a 49% interest in ATN Korea, LTD under a joint venture arrangement. A director/founder of the Company is the president and CEO of ATN Korea, LTD. There was no formal written agreement underlying the joint venture. The purpose of the joint venture was to provide telecommunication connections to Korea and to serve as a hub for telecommunication connections throughout Asia. During 2000, the Company funded an aggregate $600,000 for equipment and operations to the joint venture. As of December 31, 2000, the Company terminated the joint venture agreement, had not received title to the equipment, and accordingly wrote off its entire investment.

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

         As of December 31, 2002 and June 30, 2003, these investments had been written off.

NOTE 6 - NOTES PAYABLE

         Notes payable at December 31, 2001 and 2002 consists of the following:

         Related parties

                                                                                   6/30/03         12/31/02
        Note  payable  to  officer/  director,  unsecured,  due on  demand,
           interest at 7%                                                        $  243,805      $  243,805
        Note  payable,  to  officer/director,  unsecured,  due  on  demand,
           interest at 7%                                                           135,692         135,692
        Note payable to former officer,  unsecured, due on demand, interest
           at 10%                                                                    90,000          90,000
                                                                                 ----------      ----------

                                                                                 $  469,497      $  469,497
                                                                                 ==========      ==========
         Other

                                                                                   6/30/03        12/31/02
        Note payable, unsecured, due on demand interest at 7%                    $  112,000      $  112,000
        Note payable, unsecured, due on demand, interest at 7%                       50,000          50,000
        Notes payable,  unsecured, due December 27, 2001 to January 12, 2002,
            interest at 8%, convertible to common stock                                   0               0
        Note payable, unsecured, due May 26, 2001, interest at 8%                    11,000          11,000
        Note payable,  unsecured,  due on demand, interest payable monthly at
            $5,000 cash, and 10,000 shares of common stock (Note 7)                 100,000         100,000
        Note  payable,  unsecured,  due on demand,  interest at 7% and 10,000
            shares of common stock                                                                   25,000
        Note payable, unsecured, due on demand, int at $500 per month                20,000          20,000
                                                                                  ---------      ----------
                                                                                  $ 293,000      $  318,000
                                                                                  =========      ==========
        Banks                                                                       6/30/03       12/31/02
                                                                                  ---------
        Note payable Bank, due on demand, interest at 7% Payable monthly          $ 300,000      $  300,000
                                                                                  ---------      ----------

NOTE 7 - OTHER OBLIGATIONS

         At December 31, 2001 and 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

                                                                                  6/30/03      12/31/02


        30,000 shares as additional consideration for borrowings (Note 6)
        2,500 shares - other                                                    $   2,500     $   2,500
        51,000 shares for consulting services                                     135,600       135,600
        Shares at market price for services                                       180,000       180,000
        60,000 shares for interest on debt                                          1,600         1,600
                                                                                ---------     ---------
                                                                                $ 319,700     $ 319,700
                                                                                =========     =========

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

         o 1,800,000 shares in exchange for all outstanding stock of Asian Infolink, Inc. and Segment Data Management, Inc. at a value of $2,900,000 ($1.55 per share).

         o 4,803,658 shares for services of employees and consultants valued at $2,433,824 ($.09 cents to $3.50 per share).

         o 1,665,000 shares for investment banking services, valued at $$1,385,383 ($.67 to $.85 cents per share).

         o 120,000 shares for interest expense, valued at $182,953 ($.09 cents to $3.50 per share)

         o 203,000 shares in exchange for advertising, valued at $103,880 ($.40cents to $3.25 per share).

         o 39,847 shares in exchange for loans of $75,000, valued at $45,000 ($.99 cents to $1.50 per share)

         During the six months ending June 30, 2003, the Company issued an aggregate 20,610,000 shares of its common stock as follows:

         o        10,300,000 shares for cash consideration of $21,719.

         o        10,300,000 shares for various professional services.

         At December 31, 2001 and 2002, 1,000,000 shares issued were held in escrow pursuant to an employment agreement with an individual (Note 4).

         In October 2001, Pathobiotek amended its Articles of Incorporation, increasing the number of authorized shares to 100,000,000 and changing the par value of common stock to $.0001. The accompanying financial statements reflect this amendment.

NOTE 9 - WARRANTS

         In 2001, the Company issued warrants to purchase shares of common stock as follows:

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

         o 268,598 warrants with the sale of common stock, exercisable at $3.50 per share through March to June 2002.

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

         o During 2001, certain officer/directors/founders of the Company had loan transactions with the Company as follows: $20,000 cash from a former officer. The Company paid an officer/director/founder $1,000 on an outstanding loan in 2001.

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

NOTE 13 - LEGAL PROCEEDINGS

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

         The Company acknowledges that Crunk loaned money to the Company that has not been repaid. Beyond that the Company considers Crunk's claims to be with out merit and frivolous. The parties exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgment as sanctions for the defendant's failure to respond.

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

         The Company is a party to various other lawsuits brought against them for unpaid services, invoices and other costs by certain of its vendors. A judgment was entered into against the Company in one matter in the amount of $37,951, which is included in the accounts payable at December 31, 2001. The amount in accounts payable for this potential liability as of December 31, 2002 was $153,352.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Information

         This quarterly report on Form 10-QSB of ATNG, Inc., a Texas corporation (the "Company"), for the second quarter ended June 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its ______________________ in which other companies have control over the operations conducted on such properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on Robert Simpson, its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing to obtain additional financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company's believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

GENERAL

         The Company is beginning a turnaround period with the negotiation for acquisition of several entities that can steady growth to ATNG, Inc.

RESULTS OF OPERATIONS

Three months ended June 30 2003, compared to three months ended June 30, 2002.

         Revenues for the three month period ended June 30, 2003, decreased to $0 as compared to $174,674 for the three month period ended June 30, 2002, as the result of closing the operations of the company.

         Operating costs have decreased to $499,800 for the three month period ended June 30, 2003, as compared to $1,398,222 for the three month period ended June 30, 2002. This decrease is due to the closing of operations.

         During the three months ended June 30, 2003, we had a net loss of $(499,800), as compared to $(1,929,754) a year-ago.

Six months ended June 30, 2003, compared to six months ended June 30, 2002.

         Revenues for the six month period ended June 30, 2003, decreased to $0 as compared to $586,463 for the six month period ended June 30, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

         General, administrative and selling costs have decreased to $615,900 for the six month period ended June 30, 2003, as compared to $4,173,817 for the six month period ended June 30, 2002. This decrease is due to winding down of telecommunications operations.

         During the six months ended June 30, 2003, we had a net loss of $(615,900), as compared to $(8,791,564) a year-ago.

LIQUIDITY AND CAPITAL RESOURCES



RECENT DEVELOPMENTS



OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

         (a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Registrant's Chief Financial Officer has evaluated the Company's disclosure controls and procedures as of July 31, 2003, and has concluded that these controls and procedures are effective.

         (b)      CHANGES IN INTERNAL CONTROLS.

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         The Company acknowledges that Crunk loaned money to the Company that has not been repaid. Beyond that the Company considers Crunk's claims to be without merit and frivolous. The parties have exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgment as sanctions for defendant's failure to respond.

         The Company intends to defend the lawsuit vigorously when it has the funds to do so. The case was set for trial on October 28, 2002, but was rescheduled.

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

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

    EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT

       3.1*          Articles of Incorporation of ATNG, Inc. filed March 4, 1999.
       3.2*          By-Laws of ATNG, Inc. filed March 4, 1999.
      31.1**         Certification of Robert Simpson,  President,  Chief Executive Officer of ATNG, pursuant to 18
                     U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
      31.2**         Certification of Robert Simpson,  President,  Chief Financial Officer of ATNG, pursuant to 18
                     U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
      32.1**         Certification of Robert Simpson,  President,  Chief Executive Officer of ATNG, pursuant to 18
                     U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
      32.2**         Certification of Robert Simpson,  President,  Chief Financial Officer of ATNG, pursuant to 18
                     U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

----------
*    Previously filed
**   Filed herewith.

         (b)      Reports on Form 8-K.

         On April 28, 2003, the Company filed a Form 8-K with the SEC related to the appointment of Robert Simpson as Chairman and CEO on April 9, 2003

         On May 9, 2003, the Company filed a Form 8-K with the SEC related to the termination of agreement between Wheeler, Wasoff, P.C. on April 29, 2003 and the engagement of Hunter, Atkins & Russell, PLC on April 25, 2003 as auditors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ATNG, INC.

Dated July 31, 2003.

                                  By  /s/  ROBERT SIMPSON
                                    -------------------------------------------
                                      Robert Simpson
                                      President, Chief Executive Officer and
                                      Chief Financial Officer










                            INTENTIONALLY LEFT BLANK