Form 10QSB/A
period 2002-09-30
ATNG INC
filed 2003-09-24
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-26907


                                   ATNG, INC.
                 (Name of small business issuer in its charter)

                 TEXAS                                   76-0510754
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

16753 DONWICK DR., SUITE B-1, CONROE, TEXAS                 77385
  (Address of principal executive offices)                (Zip Code)

                                 (936) 273-6065
                           (Issuer's telephone number)

         3435 WILSHIRE BLVD., SUITE 2040, LOS ANGELES, CALIFORNIA 90010
                                (Former Address)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, 38,545,858 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            ATNG, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS


                                                         September 30, 2002    December 31, 2001
                           ASSETS                             UNAUDITED
Current Assets
    Cash                                                $             3,596   $           82,069
    Prepaid Advertising                                                   0            1,165,000
    Accounts Receivable-Net                                               0               25,000
    Other                                                                 0               16,805
                                                        --------------------  -------------------
Total Current Assets                                                  3,596            1,288,874


Property and Equipment-Net                                                0               64,807


Intellectual Property                                                     0                5,539


Prepaid Advertising                                                       0            1,110,000
                                                        --------------------  -------------------

                                                        $             3,596   $        2,469,220
                                                        ====================  ===================

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
    Accounts Payable                                    $         1,309,562   $        1,073,913
    Accrued Salaries                                              2,408,064            1,635,019
    Payroll Taxes                                                   492,745              262,425
    Accrued Interest                                                135,781               43,193
    Notes Payable-Related                                           469,497              389,710
    Notes Payable-Other                                             318,000              348,000
    Notes Payable-Bank                                                                   300,000
    Deferred Income                                                       0               60,355
                                                        --------------------  -------------------
        TOTAL CURRENT LIABILITIES                                 5,433,649            3,812,615
                                                        --------------------  -------------------

OTHER OBLIGATIONS                                                   318,100              186,750
                                                        --------------------  -------------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
    Common Stock, $.0001 par value: Authorized 100,000,000
    Issued 39,545,858; 30,352,728 respectively;
    Outstanding 38,545,858; 29,352,728 respectively                   3,856                2,935
    Capital in Excess of Par Value                               18,499,519           11,371,563
    Deficit Accumulated During Development Stage                (24,251,528)         (12,904,643)
                                                        --------------------  -------------------
        TOTAL STOCKHOLDERS' DEFICIENCY                           (5,748,153)          (1,530,145)
                                                        --------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY          $             3,596   $        2,469,220
                                                        ====================  ===================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                          ATNG, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Nine Months
                                                                     Ended
                                 Three Months Ended September 30  September 30     Cumulative to September 30,
                                   ----------------------------  --------------  -----------------------------
                                       2002           2001            2002           2001            2002
                                   -------------  -------------  --------------  -------------  --------------
                                     UNAUDITED      UNAUDITED
                                   -------------  -------------  --------------  -------------  --------------
REVENUES
  Telecommunication services-
  net                              $     32,577   $     79,124   $     331,239   $     98,434   $     616,166
  Advertising - Net                     157,271                        358,527                        358,527
  Services and Other-Net                  2,852                         89,397                         89,397
                                   -------------  -------------  --------------  -------------  --------------
TOTAL REVENUE                           192,700         79,124         779,163         98,434       1,064,090
                                   -------------  -------------  --------------  -------------  --------------

OPERATING EXPENSES
  Cost of Services                      205,133        335,984         746,891        404,113       1,609,077
  Advertising                           283,500            511       1,013,312        125,136       4,401,746
  General & Administrative              697,806      3,486,049       3,409,960      4,576,386      10,949,701
  Write-off of intellectual
  property                                5,538          6,995           5,538        107,715         113,253
  Write-off of prepaid
  advertising                         1,387,500                      1,387,500      1,387,500
  Interest                               63,095         33,991         243,389         48,654         384,726
  Depreciation                                0          6,657           9,798         21,792          48,544
                                   -------------  -------------  --------------  -------------  --------------
TOTAL OPERATING EXPENSES
                                      2,642,573      3,870,187       6,816,796      5,283,796      18,894,548
                                   -------------  -------------  --------------  -------------  --------------

OTHER EXPENSE
  Disposal of Fixed Assets               62,448                        127,255                        127,255
  Excess of purchase price over
  net book value of acquired
  subsidiaries                                                       3,162,202                      3,162,202
  Investment Banking Fee                                             1,909,640                      1,909,640
  Merger and reorganization
  costs                                  43,000                        110,561                        472,181
  Write-off of investment in
  marketable securities                                                                               149,792
  Write-off of investment in joint
  venture                                                                                             600,000
                                   -------------  -------------  --------------  -------------  --------------
TOTAL OTHER EXPENSE                     105,448              0       5,309,658              0       6,421,070
                                   -------------  -------------  --------------  -------------  --------------

NET (LOSS)                          ($2,555,321)   ($3,791,063)   ($11,346,884)   ($5,185,362)   ($24,251,528)
                                   =============  =============  ==============  =============  ==============
Net (Loss) Per Common Share
Basic and Diluted                        ($0.07)        ($0.14)         ($0.34)        ($0.20)         ($0.83)
                                   =============  =============  ==============  =============  ==============

Weighted Average Number of
Shares Outstanding Basic and
Diluted                              37,279,256     26,586,779      33,212,238     26,089,764      29,301,031
                                   =============  =============  ==============  =============  ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                              ATNG, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOW

                                                                              September 30,          Cumulative to
                                                                           2002           2001            2002
                                                                      --------------  -------------  --------------
Cash Flows from Operating Activities
Net (Loss)                                                             ($11,346,884)   ($5,187,675)   ($24,251,528)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
  Depreciation                                                                9,798         21,795          48,544
  Amortization of Prepaid Advertising                                       887,500                        887,500
  Debt for Expenses                                                                                         80,433
  Write off of excess purchase price of investment in subsidiary          3,162,202                      3,162,202
  Write off of fixed assets                                                 127,257                        127,257
  Write off of Intellectual Property                                          5,538         96,807         113,253
  Write Off of Marketable Securities                                      1,387,500                      1,387,500
  Write Off of Korean Joint Venture                                                                        600,000
  Common Stock Warrants Issued for Services                                                                 21,548
  Common Stock Issued for Debt                                                              11,250
  Common Stock Issued for Services, Salaries and Interest                 2,742,127      3,010,000       6,866,196
  Common Stock Issued for Advertising                                       109,800      3,000,000       3,109,800
  Common Stock Issued for Investment Banking Services                     1,385,550                      1,385,550
  (Increase) Decrease in other obligations                                                                 177,460
  Changes in assts and liabilities
  (Increase) Decrease in Accounts Receivable, Prepaids and Other             90,999        (26,347)         49,194
  Increase (Decrease) in Accounts Payable and Accrued Expenses              513,878        862,956       1,893,409
  Increase (Decrease) in Accrued salaries                                   764,937        643,289       2,399,956
  Notes Payable transferred to Stock (Other Obligations)
  (Increase) Decrease in Prepaid Advertising                                            (3,000,000)
  Increase (Decrease) in Deferred Revenue                                  (261,825)                      (201,470)
  Other
                                                                      --------------  -------------  --------------
Net Cash (Used) by Operating Activities                                    (421,623)      (567,925)     (1,993,404)
                                                                      --------------  -------------  --------------
Cash Flows from Investing Activities
  Cash paid for property and equipment                                      (19,048)       (36,621)        (87,602)
  Acquisition of subsidiaries net of cash acquired                            5,585                          5,585
  Cash paid for intellectual property                                                                     (113,253)
  Investment in Korean Joint Venture                                                                      (600,000)
                                                                      --------------  -------------  --------------
Net Cash (Used) in Investing Activities                                     (13,463)       (36,621)       (795,270)
                                                                      --------------  -------------  --------------
Cash Flows from Financing Activities
  Proceeds from borrowings-Related                                          128,763        251,500         583,763
  Repayment of borrowings-Related                                           (48,976)                      (113,176)
  Proceeds from borrowings-Other                                             45,000        127,000         415,000
  Repayment of borrowings-Other                                             (30,000)                       (52,000)
  Proceeds from borrowings-Bank                                              74,076                         74,076
  Cash Paid for Offering Costs                                                                            (102,958)
  Proceeds from sale of Common Stock                                        187,750        224,527       1,987,565
                                                                      --------------  -------------  --------------
Net Cash Provided by Financing Activities                                   356,613        603,027       2,792,270
                                                                      --------------  -------------  --------------

Net Increase (Decrease) in Cash                                             (78,473)        (1,519)          3,596

Cash Beginning of Period                                                     82,069          1,619               0
                                                                      --------------  -------------  --------------

Cash End of Period                                                    $       3,596   $        100   $       3,596
                                                                      ==============  =============  ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   ATNG, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ADVERTISING

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of September 30, 2002, the Company wrote off its remaining prepaid advertising.

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

                                   ATNG, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 5- SIGNIFICANT TRANSACTIONS AND EVENTS

During the first nine months of 2002, the Company entered into various agreements in conjunction with its principal operations. The significant agreements are as follows:

- Corporate Sponsorship/Advertising Agreement entered into January 4, 2002 for insertion of advertising into magazines distributed to school districts. Total estimated distributions of 5,115,000. Cost to be paid as a commission from sales.

- Employment agreement entered into January 30, 2002 which engages the services of a senior network executive with an annual salary of $120,000 plus stock incentives of 250,000 shares the first year of employment and 250,000 shares the second year of employment and an additional $300,000 of stock from a proposed offering of S-8 stock. Annual bonus to be determined and paid in stock.

- Wholesale Minutes Sales Agreement entered into February 1, 2002 for a period of 90 days. Not renewed.

- Wholesale Minutes Sales Agreement entered into March 29, 2002 for a period of one year.

- Purchase of Stock Agreements entered into February 20, 2002 for the purchase of Asian Infolink, Inc. and Segment Data Management, Inc. for a total of 1,800,000 shares of company stock. The contracts also call for a payment of S-8 stock totaling $500,000 for the services of two key employees of the acquired companies.

- Consultant Agreement entered into March 28, 2002 for merger and acquisition and public relations services. Contract calls for payment of 250,000 shares of stock each quarter starting in the second quarter of 2002 through the first quarter of 2003. Agreement may be terminated by either party at the end of a quarter.

- In conjunction with the acquisition of Asian Infolink, Inc. (AIL) and Segment Data Management, Inc. (SDM) the Company acquired its own customer sales and service operations and data processing previously provided by third party vendors. AIL and SDM are based in Los Angeles, CA. and the Company's headquarters were in Memphis, TN. In view of the difficulty in managing the operations from Memphis, TN. The Board of Directors decided to close the Memphis office and move all operations to Los Angeles. In conjunction with the move two senior executives transferred to Los Angeles and two remained in Memphis, TN. All other Memphis employees (7) were laid off. The Company continues to retain a national sales office in Memphis. The Company accounted for this acquisition using the purchase method and the excess of the purchase price over the net book value of the acquired subsidiaries of $3,162,202 has been charged to operations. Also, the remaining net book value of the fixed assets and leasehold improvements of $64,807 attributable to the Memphis operations.

- The Company entered into two agreements for Investment Banking and Merger and Acquisitions with one company and one individual. The Company issued 1,500,000 shares of stock valued at $.85 per share for a total consideration of $1,275,000 for services to be performed over one year. The contract with the individual provides for ongoing merger and acquisition services for a period of one year in exchange for 282,000 shares of stock valued at $.51 per share for a total consideration of $144,000. These two amounts totaling $1,419,000 have been charged to operations. In view of the uncertain nature and timing of these services the Company charged operations at the time the contracts were signed.

                                   ATNG, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

- Media and Stock Purchase Agreement entered into March 5, 2002. The agreement provides for the purchase of Media from the Company in exchange for stock and a percentage of revenues directly derived from the use of the media to sell the product of the contracting company. In exchange for $5,000,000 of media the Company will receive 1,000,000 shares from a proposed stock offering plus 30% of the gross revenue from the sale of the software program less $5 shipping and handling from those sales directly attributable to the media advertising. At September 30, 2002 none of the media had been used and no revenue had resulted. The 1,000,000 shares of stock will be held in escrow by the company attorney pending consummation of the media usage.

- Public Relations and Mergers and Acquisition services agreements entered into March 28, 2002 provides for services to be rendered in exchange for 250,000 shares of restricted stock per quarter for one year. May be cancelled by either party at the end of any quarter.

- Two Consulting and Investor Relations agreements entered into in May 2002 provide for services to be rendered in exchange for 165,000 shares of restricted common stock. Agreement is for nine months and may be cancelled by either party upon proper notice.

- Carrier Service agreement entered into on June 3, 2002 which provides for network service to Korea for twelve months.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

Operations for the three and nine months ended September 30, 2001 and 2002 represent two different phases in the Company's development stage. In the nine months ended September 30, 2001, the Company launched a long distance flat rate program to Korea using third party vendors. The quality of the telephone service was not good and the customer sales and service vendor did not provide adequate service and the program was terminated. All operations have ceased in long distance business. The company does not have sufficient current assets to pay current liabilities, and cannot realize any value from its prepaid advertising asset without a business. The prepaid advertising is the company's only significant asset, but has been written off because all business operations have ceased. Also the company has ceased all operations in Asian Infolink and Sequented Data divisions due to continuing losses. The company has no operations at this time and is contemplating whether to attempt a Chapter 11 Reorganization or a Private Reorganization. There are no plans to continue the telecommunications business. A new management team is assimilating into their roles. Bridge capital will be facilitated by the new management team. ATNG plans to re-vitalize by managing debt, cost, legal issues and administration while transitioning the operations to that of a business development company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001

The Company had combined revenues in the quarter ended September 30, 2002 of $192,700 compared to $79,124 in the same period in 2001. Of those revenues $32,577 was telecommunication services, and $157,271 was advertising. The Company incurred $2,642,573 in operating expenses in the quarter compared to $3,870,187 in the same quarter in 2001. The Company incurred in the quarter extraordinary expenses consisting of $62,448 in write off on disposal of assets, and incurred $43,000 in reorganization costs. The expenses of advertising increased to $283,500 in 2002 from $511 in 2001, cost of services decreased to $205,133 in 2002 compared to $335,984 in 2001, and general and administrative decreased to $697,806 in 2002 compared to $3,486,049 in 2001. Interest expenses increased to $63,095 in 2002 over $33,991 in 2001. Prepaid advertising in an amount of $1,387,500 was written off in the current quarter.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001

Revenues for the first nine months of 2002 consist of $331,239 from the flat rate residential program BlueKiwi (now terminated) and $358,527 of sales from advertising sold to merchants to advertise on the Korean Directory service of Asian Infolink, Inc. Sale of data management services by Segment Data Management Inc. of $89,397 in 2002 accounted for the remainder of Revenue. In the nine months ended September 30, 2001, the company only had $98,434 in long distance revenue.

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

     The Company acknowledges that Crunk loaned money (Crunk had total control over the accounting records from approximately December 2000 until June 2001. The actual amount of any loan if any loan were made to the Company by Crunk is dubious. It was during that time Crunk claimed he loaned the Company money) to the Company that has not been repaid. Beyond that the Company considers Crunk's claims to be without merit and frivolous. The parties have exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgment as sanctions for defendant's failure to respond. The Company intends to defend the lawsuit vigorously when it has the funds to do so. The case is presently staid according to the Federal District Court in Memphis TN.

     (b) On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider. The Company intends to defend the lawsuit vigorously. The Company plans to file a counter claim.

ITEM 2.  CHANGES IN SECURITIES.

     During the quarter ended September 30, 2002 the Company issued an aggregate of 3,560,180 shares of its common stock for its payroll and services. This includes 2,000,000 shares registered on Form S-8.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.


EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------

   3.1*      Articles of Incorporation of ATNG, Inc. filed March 4, 1999 (incorporated by reference to
             Exhibit 3.1 to the Company's Registration Statement filed with the SEC on December 16,
             1999).
   3.2*      Bylaws of ATNG, Inc. adopted March 4, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed with the SEC on December 16, 1999).
   31.1**    Certification of Robert Simpson, President, Chief Executive Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   31.2**    Certification of Robert Simpson, President, Chief Financial Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1**    Certification of Robert Simpson, President, Chief Executive Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
   32.2**    Certification of Robert Simpson, President, Chief Financial Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______
*    Previously filed.
**   Filed herewith.


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

                                        ATNG, INC.

Dated: September 22, 2003

                                        By  /s/  Robert Simpson
                                          -----------------------
                                          Robert Simpson
                                          President, Chief Executive Officer and
                                          Chief Financial Officer