Form 10QSB/A
period 2003-03-31
ATNG INC
filed 2003-09-24
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-26907


                                   ATNG, INC.
                 (Name of small business issuer in its charter)

               TEXAS                                      76-0510754
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

17195 SILVER PARKWAY, SUITE 337, FENTON, MICHIGAN                  48430
    (Address of principal executive offices)                    (Zip Code)



                                 (810) 714-1011
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, 39,805 shares of the issuer's common stock were outstanding.

     Transitional  Small Business Disclosure Format (check one): Yes [_]  No [X]

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                                    ATNG, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     2003            2002
                                                   UNAUDITED
                                                 -------------  --------------
                     ASSETS
None

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts Payable                               $  1,319,058   $   1,319,058
  Accrued Salaries                                  2,463,833       2,463,833
  Payroll Taxes                                       543,432         518,432
  Accrued Interest                                    194,410         162,741
  Notes Payable-Related                               469,497         469,497
  Notes Payable-Other                                 293,000         318,000
  Notes Payable-Bank                                  300,000         300,000
                                                 -------------  --------------

         TOTAL CURRENT LIABILITIES                  5,583,230       5,551,561
                                                 -------------  --------------

OTHER OBLIGATIONS                                     320,300         319,700
                                                 -------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common Stock, $.0001 par value:
  Authorized 100,000,000
  Issued 40,805,858; 39,555,858 respectively;
  Outstanding 39,805,858; 38,555,858 respectively       3,981           3,856
  Capital in Excess of Par Value                   18,583,215      18,499,519
  Deficit Accumulated During Development Stage    (24,490,726)    (24,374,636)
                                                 -------------  --------------
         TOTAL STOCKHOLDERS' DEFICIENCY            (5,903,530)     (5,871,261)
                                                 -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY            $ -             $ -
                                                 =============  ==============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                        ATNG, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended March 31     Cumulative From
                                                                                                         Inception of
                                                                           2003          2002        January 20, 2000 to
                                                                                                        March 31, 2003
                                                                         UNAUDITED
                                                                        ------------  -------------  --------------------
REVENUES
   Telecommunication services-net                                                       $   173,411         $    668,520
   Advertising - Net                                                                        151,832              306,821
   Services and Other-Net                                                                    92,715
                                                                        ------------  -------------  --------------------
TOTAL REVENUE                                                                               325,243            1,068,056
                                                                        ------------  -------------  --------------------

OPERATING EXPENSES
   Cost of Services                                                                        360,714             1,669,206
   Advertising                                                                             409,291             4,401,746
   General & Administrative                                                  82,000      1,891,401            11,070,087
   Interest                                                                  34,090        109,643               447,376
   Depreciation                                                                              4,546                48,544
                                                                        ------------  -------------  --------------------
TOTAL OPERATING EXPENSES                                                    116,090      2,775,595            17,636,959
                                                                        ------------  -------------  --------------------

OTHER EXPENSES
   Disposal of Fixed Assets                                                                 64,807               127,255
   Excess of purchase price over net book value of acquired subsidiaries                 2,946,546             3,162,202
   Investment Banking Fee                                                                1,419,090             1,909,640
   Merger and reorganization costs                                                          67,561               472,181
   Write-off of intellectual property                                                      113,253
   Write off of Prepaid Advertising                                                      1,387,500
   Write-off of investment in marketable securities                                        149,792
   Write-off of investment in joint venture                                                600,000
                                                                        ------------  -------------  --------------------
TOTAL OTHER EXPENSES                                                                     4,498,004             7,921,823
                                                                        ------------  -------------  --------------------

NET GAIN (LOSS)                                                           ($116,090)   ($6,948,356)         ($24,490,726)
                                                                        ============  =============  ====================

Net Gain (Loss) Per Common Share Basic and
Diluted                                                                     ($0.003)        ($0.24)               ($0.77)
                                                                        ============  =============  ====================

Weighted Average Number of Shares Outstanding
Basic and Diluted                                                        35,316,174     29,536,224            31,901,531
                                                                        ============  =============  ====================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                  ATNG, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOW

                                                             Three Months Ended March 31     Cumulative From
                                                                                              Inception of
                                                                2003          2002        January 20, 2000 to
                                                                                             March 31, 2003
                                                              UNAUDITED
                                                            -------------  -----------  ---------------------
Cash Flows From Operating Activities
   Net (Loss)                                                ($6,948,356)   ($116,090)          ($24,490,726)
Adjustments to reconcile net (loss) to net cash (used) by
operating activities
   Depreciation                                                    4,546            0                 48,544
   Amortization of Prepaid Advertising                           307,500            0              2,275,000
   Debt for Expenses                                                                                  80,433
   Write off of excess purchase price of investment in
   subsidiary                                                  2,946,546            0              3,162,202
   Write off of fixed assets                                      64,807            0                127,255
   Write off of Intellectual Property                                               0                113,253
   Write Off of Marketable Securities                                                                149,792
   Write Off of Korean Joint Venture                                                                 600,000
   Common Stock Warrants Issued for Services                                                          21,548
   Common Stock Issued for Debt                                                 1,400                100,953
   Common Stock Issued for Services, Salaries and
   Interest                                                    2,883,704       57,000              6,825,242
   Common Stock Issued for Advertising                                              0              3,109,800
   Common Stock Issued for Investment Banking
   Services                                                                         0              1,385,550
   (Increase) in other obligations                                                                   177,460
  Changes in assts and liabilities
   Increase (Decrease) in Accounts Receivable, Prepaids
   and Other                                                     (33,164)           0                 49,194
   Increase (Decrease) in Accounts Payable and
   Accrued Expenses                                              302,344       57,690              2,013,245
   Increase (Decrease) in Accrued Salaries                       256,237            0              2,455,725
   Increase (Decrease) in Deferred Revenue                       (46,275)           0               (201,470)
                                                            -------------  -----------  ---------------------
  Net Cash (Used) by Operating Activities                       (262,111)           0             (1,997,000)
                                                            -------------  -----------  ---------------------
Cash Flows From Investing Activities
   Cash paid for property and equipment                           (1,340)           0                (87,602)
   Acquisition of subsidiaries net of cash acquired              (15,871)           0                  5,585
   Cash paid for intellectual property                                                              (113,253)
   Investment in Korean Joint Venture                                                               (600,000)
                                                            -------------  -----------  ---------------------
  Net Cash (Used) in Investing Activities                        (17,211)           0               (795,270)
                                                            -------------  -----------  ---------------------
Cash Flows From Financing Activities
   Proceeds from borrowings-Related                               40,000            0                583,763
   Repayment of borrowings-Related                               (18,709)           0               (113,176)
   Proceeds from borrowings-Other                                                   0                415,000
   Repayment of borrowings-Other                                 (30,000)           0                (52,000)
   Proceeds from borrowings-Bank                                  74,077            0                 74,076
   Cash Paid for Offering Costs                                                                     (102,958)
   Proceeds from sale of Common Stock                            149,250            0              1,987,565
                                                            -------------  -----------  ---------------------
   Net Cash Provided by Financing Activities                     214,618            0              2,792,270
                                                            -------------  -----------  ---------------------
  Net Increase (Decrease) in Cash                                (64,704)           0                      0
Cash Beginning of Period                                          82,069            0                      0
                                                            -------------  -----------  ---------------------
Cash End of Period                                          $     17,365   $        0   $                  0
                                                            =============  ===========  =====================


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

NOTE 3 - COMMON STOCK

During the first three months of 2003 the Company issued an aggregate of 1,250,000 of its common stock for services of Consultants and settlement of debt

NOTE 5 - SIGNIFICANT TRANSACTIONS AND EVENTS

During the first three months of 2003 the Company did not enter into agreements in conjunction with its principal operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN 2002

The Company had no revenues in the quarter ended March 31, 2003 compared to $325,243 in the same period in 2002. All operations were discontinued in 200, and the Company has no business The Company incurred $116,090 in operating expenses in the quarter compared to $2,775,595 in the same quarter in 2002. The operating expenses in the current quarter consists of general and administrative of $82,000 and $34,090 for accrual of interest on outstanding debt.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     See Form 10-QSB for the quarter ending September 30, 2002

ITEM 2.  CHANGES IN SECURITIES.

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

__________
*    Previously filed.
**   Filed herewith.

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

                                        ATNG, INC.

Dated September 22, 2003.

                                        By  /s/  Robert Simpson
                                          --------------------------------------
                                          Robert Simpson
                                          President, Chief Executive Officer and
                                          Chief Financial Officer