Form 10QSB/A
period 2003-06-30
ATNG INC
filed 2003-09-24
CIK 1098329

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, 59,170,000 shares of the issuer's common stock were outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3
  Item 1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . 3
    Balance  Sheet  as  of  June  30,  2003  and  2002 . . . . . . . . . . . . 3
    Statement  of  Loss  as  of  June  30,  2003  and  2002. . . . . . . . . . 4
    Statement  of  Cash  Flows  as  of  June  30,  2003  and  2002 . . . . . . 5
    Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . .6-15
  Item 2.  Management's  Discussion  and  Analysis  or Plan of Operation . . .15
  Item 3.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . .17
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .17
  Item 1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .17
  Item 2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . .18
  Item 3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . . .18
  Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders . . . .18
  Item 5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . . .18
  Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . .19
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                   ATNG, INC.
                          (A DEVELOPMENT STATE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30, 2003    December 31, 2002
                     ASSETS                              UNAUDITED
                                                      ---------------  -------------------
CURRENT ASSETS
  Cash                                                $       21,669   $                -

                                                      ---------------  -------------------
TOTAL CURRENT ASSETS                                  $       21,669   $                -

                                                      ---------------  -------------------
TOTAL ASSETS                                          $       21,669   $                -
                                                      ===============  ===================

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Accounts Payable                                         1,319,058            1,319,058
  Accrued Salaries                                         2,463,833            2,463,833
  Payroll Taxes                                              543,432              518,432
  Accrued Interest                                           194,410              162,741
  Notes Payable-Related                                      469,497              469,497
  Notes Payable-Other                                        293,000              318,000
  Notes Payable-Bank                                         300,000              300,000
                                                      ---------------  -------------------
TOTAL CURRENT LIABILITIES                             $    5,583,230   $        5,551,561

OTHER OBLIGATIONS                                            320,300              319,700

STOCKHOLDER'S DEFICIENCY
  Common Stock, $.0001 par value:
  Authorized 100,000,000
  Issued 59,170,000
  Outstanding 59,170,000 and 38,560,000 Respectively           5,917                3,856
  Capital in Excess of Par Value                          19,128,788           18,499,519
  Deficit Accumulated During Development Stage           (25,016,566)         (24,374,636)
                                                      ---------------  -------------------
TOTAL STOCKHOLDER'S DEFICIENCY                            (5,881,861)          (5,871,261)
                                                      ---------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY        $       21,669   $                -
                                                      ===============  ===================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                ATNG, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                         Cumulative from
                                                                              Six Months Ended            Inception of
                                                                                                         January 20, 2000
                                                                       June 30, 2003    June 30, 2002    to June 30, 2003
                                                                         UNAUDITED                           UNAUDITED
                                                                      ---------------  ---------------  ------------------
Cash Flows From Operating Activities
  Net income (loss)                                                         (615,900)      (8,791,564)        (25,016,566)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
  Depreciation                                                                                  9,798              48,544
  Amortization of prepaid advertising                                                         610,000           2,275,000
  Debt for expenses                                                                                                80,433
  Write off of excess purchase price of investment subsidiary                               3,162,202           3,162,202
  Write off of fixed assets                                                                    64,808             127,255
  Write off of intellectual property                                                                              113,253
  Write off of marketable securities                                                                              149,792
  Write off of Korean Joint Venture                                                                               600,000
  Write off of prepaid advertising
  Common stock warrants issued for services                                                                        21,548
  Common stock issued for debt                                                                                    100,953
  Common stock issued for services, salaries and interest                    583,581        2,115,469           7,351,032
  Common stock issued for advertising                                                          68,600           3,109,800
  Common stock issued for investment banking services                                       1,385,550           1,385,550
  Net change in other obligations                                                600                              177,460
Changes in assets and liabilities
  (Increase) decrease in accounts receivable, prepaids and others                             (28,843)             49,194
  Increase (decrease) in accounts payable, and accrued expenses               56,669        1,042,365           4,468,970
  Increase (decrease) in deferred revenue                                                     (34,902)           (201,470)
                                                                      ---------------  ---------------  ------------------
 Net cash provided (used) in operating activities                             24,950         (396,517)         (1,997,050)
Cash Flows From Investing Activities
  Cash paid for property and equipment                                                        (19,048)            (87,602)
  Acquisition of subsidiaries not of cash acquired                                              5,585               5,585
  Cash paid for intellectual property                                                                            (113,253)
  Investment in Korean Joint Venture                                                                             (600,000)
                                                                      ---------------  ---------------  ------------------
 Net cash provided (used) in investing activities                                  -          (13,463)           (795,270)
Cash Flows From Financing Activities
  Proceeds from borrowing-related                                                             103,500             583,763
  Repayment of borrowing-related                                                              (33,976)           (113,176)
  Proceeds from borrowing-other                                                                45,000             415,000
  Repayment of borrowing-other                                               (25,000)         (30,000)            (52,000)
  Proceeds from borrowing-bank                                                                 74,075              74,076
  Cash paid for offering costs                                                                                   (102,958)
  Proceeds from sale of common stock                                          21,719          187,750           2,009,284
                                                                      ---------------  ---------------  ------------------
 Net cash provided (used) in financing activities                             (3,281)         346,349           2,813,989
                                                                      ---------------  ---------------  ------------------
Net Increase (Decrease) in Cash                                               21,669          (63,631)             21,669
Cash Beginning of Period                                                           -           82,069                   -
                                                                      ---------------  ---------------  ------------------
Cash End of Period                                                    $       21,669   $       18,438   $          21,669
                                                                      ===============  ===============  ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               ATNG, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                  Cumulative from
                                        Three Months Ended June 30   Six Months Ended June 30       Inception of
                                                                                                  January 20, 2000
                                             2003          2002          2003          2002       to June 30, 2003
REVENUES                                   UNAUDITED                   UNAUDITED                      UNAUDITED
                                         ------------  ------------  ------------  ------------  ------------------
  Telecommunications Services-Net                  -       125,251             -       298,663             668,520
  Advertising-Net                                  -        49,423             -       201,255             306,821
  Services and Other-Net                           -                           -        86,545              92,715
                                         ------------  ------------  ------------  ------------  ------------------
TOTAL REVENUES                                     -       174,674             -       586,463           1,068,056

OPERATING EXPENSES
  Cost of Services                                 -       181,044             -       541,758           1,669,206
  Advertising                                      -       320,521             -       729,812           4,401,746
  General & Administrative                   499,800       820,754       615,900     2,712,155          11,595,927
  Interest                                         -        70,651             -       180,294             447,376
  Depreciation                                     -         5,252             -         9,798              48,544
                                         ------------  ------------  ------------  ------------  ------------------
TOTAL OPERATING EXPENSES                     499,800     1,398,222       615,900     4,173,817          18,162,799

OTHER EXPENSES
  Disposal of Fixed Assets                                                     -        64,807             127,255
  Excess of purchase price over net
  book value of  acquired subsidiaries                     215,656             -     3,162,202           3,162,202
  Investment banking fee                                   490,550             -     1,909,640           1,909,640
  Merger and reorganization costs                                              -        67,561             472,181
  Write off of intellectual property                                                                       113,253
  Write off of prepaid advertising                                                                       1,387,500
  Write off of investment in
  marketable securities                                                                                    149,792
  Write off of investment in joint
  venture                                                                                                  600,000
                                         ------------  ------------  ------------  ------------  ------------------
TOTAL OTHER EXPENSES                               -       706,206             -     5,204,210           7,921,823
                                         ------------  ------------  ------------  ------------  ------------------

NET GAIN (LOSS)                          $  (499,800)  $(1,929,754)  $  (615,900)  $(8,791,564)  $     (25,016,566)
                                         ============  ============  ============  ============  ==================
Net Gain (Loss) Per Common Share
Basic and Diluted                              (0.01)        (0.06)        (0.01)        (0.28)              (0.58)

Weighted Average Number of Shares
Outstanding Basis and Diluted             35,316,174    32,338,585    47,243,087    31,178,730          43,088,726


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ATNG, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  (UNAUDITED)
                       ----------------------------------

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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

     As of December 31, 2002 and June 30, 2003, the Company had no fixed assets.

NOTE  4  -  INTELLECTUAL  PROPERTY

     At December 31, 2002, intellectual property consists of:

               Patent application costs     $         -0-
                                            =============

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

     As of December 31, 2002 and June 30, 2003, these investments had been written off.

NOTE  6  -  NOTES  PAYABLE

     Notes payable at December 31, 2001 and 2002 consists of the following:

     Related  parties
                                                                     6/30/03   12/31/02
                                                                     --------  ---------
Note payable to officer/ director, unsecured, due on demand,
  interest at 7%                                                     $243,805  $ 243,805
Note payable, to officer/director, unsecured, due on demand,
  interest at 7%                                                      135,692    135,692
Note payable to former officer, unsecured, due on demand, interest
  at 10%                                                               90,000     90,000
                                                                     --------  ---------
                                                                     $469,497  $ 469,497
                                                                     ========  =========

Other

                                                                      6/30/03   12/31/02
                                                                      --------  ---------
Note payable, unsecured, due on demand interest at 7%                 $112,000  $ 112,000
Note payable, unsecured, due on demand, interest at 7%                  50,000     50,000
Notes payable, unsecured, due December 27, 2001 to January 12,
  2002, interest at 8%, convertible to common stock                          0          0
Note payable, unsecured, due May 26, 2001, interest at 8%               11,000     11,000
Note payable, unsecured, due on demand, interest payable monthly at
  $5,000 cash, and 10,000 shares of common stock (Note 7)              100,000    100,000
Note payable, unsecured, due on demand, interest at 7% and 10,000
  shares of common stock                                                           25,000
Note payable, unsecured, due on demand, int at $500 per month           20,000     20,000
                                                                      --------  ---------
                                                                      $293,000  $ 318,000
                                                                      ========  =========

Banks                                                                  6/30/03   12/31/02
                                                                      --------  ---------
Note payable Bank, due on demand, interest at 7% Payable monthly      $300,000  $ 300,000

NOTE  7  -  OTHER  OBLIGATIONS

     At December 31, 2001 and 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

                                                                   6/30/03   12/31/02
                                                                   --------  ---------

30,000 shares as additional consideration for borrowings (Note 6)
2,500 shares - other                                               $  2,500  $   2,500
51,000 shares for consulting services                               135,600    135,600
Shares at market price for services                                 180,000    180,000
60,000 shares for interest on debt                                    1,600      1,600
                                                                   --------  ---------
                                                                   $319,700  $ 319,700
                                                                   ========  =========

NOTE  8  -  COMMON  STOCK

     During 2000, the Company issued an aggregate 27,285,874 shares of its common stock as follows:

     - 10,750,000 shares, valued at $.01 per share, to a founder/officer/director of the Company for conversion of $72,233 of debt to stock and $35,267 for accrued salaries due to the individual.

     - 10,750,000 shares, valued at $.01 per share, to a founder/officer/director of the Company for cash of $82,500 and equipment valued at $25,000. The equipment was transferred to the individual from a company that he was a consultant to and was received by him in satisfaction of fees due in the amount of $25,000.

     - 3,500,000 shares to six individuals for services rendered to the Company valued at $.01 per share including 2,500,000 shares to a director/founder of the Company.

     - 163,034 shares for 798,892 shares of USATALKS.com, Inc. common stock, valued at the trading price of USATALKS common stock as of the date of the exchange of $.185 per share (See Note 5).

     -    600,000  shares  for cash consideration of $866,000 ($1.44 per share).

     -    22,840  shares  for  cash consideration of $114,200 ($5.00 per share).

     - 1,500,000 shares, held in escrow, to an individual pursuant to employment agreement (Note 4). The Company measures the fair value of the shares held in escrow as of the date at which performance is complete (the measurement date). In August 2001, partial performance was completed, and 500,000 shares were released from escrow. The fair market value of the shares of $3,000,000 was charged to operations as of December 31, 2001.

     During 2001, the Company issued an aggregate 3,066,854 shares of its common stock as follows:

     - 487,440 shares for cash consideration of $737,115 ($1.00 to $6.00 per share). Cost of the cash offerings was $102,958.

     - 150,000 shares pursuant to employment agreements, valued at $750,000 ($5.00 per share).

     - 1,875 shares as consideration for loans, valued at $11,250 ($6.00 per share).

     -    2,000 shares for equipment, valued at $10,000 ($5.00 per share).

     - 500,000 shares pursuant to advertising agreement with Premier Radio Network, valued at $3,000,000 ($6.00 per share).

     - 1,240,000 shares pursuant to two advertising agreements, valued at $2,290,000 (640,000 shares, valued at $1.75 per share and 600,000 shares, valued at $1.95 per share).

     - 174,000 shares for commissions on advertising agreements, valued at $229,630 (25,000 shares, valued at $1.75 per share; 38,400 shares, valued at $1.95 per share; and 111,000 shares, valued at $1.00 per share).

     - 13,563 shares for services, valued at $47,921 ($3.50 to $3.55 per share).

     - 497,576 shares pursuant to merger and reorganization with Pathobiotek. During 2002, the Company issued an aggregate 9,203,130 shares of its common stock as follows:

     - 571,625 shares for cash consideration of $187,750 ($.25 cents to $2.50 per share).

     - 1,800,000 shares in exchange for all outstanding stock of Asian Infolink, Inc. and Segment Data Management, Inc. at a value of $2,900,000 ($1.55 per share).

     - 4,803,658 shares for services of employees and consultants valued at $2,433,824 ($.09 cents to $3.50 per share).

     - 1,665,000 shares for investment banking services, valued at $$1,385,383 ($.67 to $.85 cents per share).

     - 120,000 shares for interest expense, valued at $182,953 ($.09 cents to $3.50 per share)

     - 203,000 shares in exchange for advertising, valued at $103,880 ($.40cents to $3.25 per share).

     - 39,847 shares in exchange for loans of $75,000, valued at $45,000 ($.99 cents to $1.50 per share)

     During the six months ending June 30, 2003, the Company issued an aggregate 20,610,000 shares of its common stock as follows:

     -    10,300,000  shares  for  cash  consideration  of  $21,719.

     -    10,300,000  shares  for  various  professional  services.

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

     In 2001, the Company issued warrants to purchase shares of common stock as follows:

     - 236,068 warrants as partial consideration for financial services in conjunction with merger and reorganization, valued at $21,548, using the Black-Scholes option pricing model; exercisable at $2.85 per share for 136,068 warrants through February 14, 2001, and at $7.20 per share for 100,000 warrants through June 14, 2006. The warrants are exercisable 13 months from the date of issuance.

     - 268,598 warrants with the sale of common stock, exercisable at $3.50 per share through March to June 2002.

     - 5,000,000 warrants, exercisable at $7.20 per share through August 7, 2003, issued in conjunction with an agreement with Dishnetwork, Inc. (Dish). At December 31, 2001, none of the warrants were issued as Dish had not met performance requirements pursuant to the agreement.

NOTE  10  -  SIGNIFICANT  TRANSACTIONS  AND  EVENTS

     During the year ended December 31, 2001 and 2002, the Company entered into various agreements in conjunction with commencing its principal operations. The significant agreements are as follows:

     - Web site design agreement with Dreamaire Entertainment, Inc. under which the Company agreed to pay $8,000 for design, construction and maintenance of the web site.

     - Carrier Internet Protocol Service agreement entered into January 18, 2001 for a period of one year.

     - Customer Relationship Management Agreement providing for the furnishing of customer relationship management services for a period of two years through June 2003.

     - Wholesale minute sales agreement entered into February 1, 2002 for 90 days.

     - Public Relations, Merger and Acquisition services in exchange for 250,000 shares of stock.

     - Wholesale minute sales agreement entered into March 29, 2002 for one year.

     - Consulting and Business Advice agreements entered into in May 2002 in exchange for 165,000 shares of stock.

     - Carrier Service Agreement entered into June 3, 2002 for a period of twelve months.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

     Related party transactions are as follows:

     - Accounts Payable at December 31, 2001 includes $54,952 due to a former officer of the Company for salary and expenses due as of the date of his termination.

     - During 2000 and 2001, the Company acquired equipment from an entity owned by a shareholder of the company for $27,715 and $7,288 respectively, of which $29,506 is due and included in accounts payable at December 31, 2001.

     - During 2001, certain officer/directors/founders of the Company had loan transactions with the Company as follows: $20,000 cash from a former officer. The Company paid an officer/director/founder $1,000 on an outstanding loan in 2001.

     - Accrued salaries at December 31, 2001 includes $617,693 and $582,426 due to each of two officers/directors/founders pursuant to their employment agreements and $86,978 due to two officers of the Company.

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

     The Company intends to defend the lawsuit vigorously. The case is presently set for trial on September 29, 2003.

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

     Revenues for the three month period ended June 30, 2003, decreased to $499,800 as compared to $174,674 for the three month period ended June 30, 2002, as the result of closing the operations of the company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     (a)     Evaluation of Disclosure Controls and Procedures.
             -------------------------------------------------

     The Registrant's Chief Financial Officer has evaluated the Company's disclosure controls and procedures as of July 31, 2003, and has concluded that these controls and procedures are effective.

     (b)     Changes in Internal Controls.
             -----------------------------

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

----------
*    Previously filed.
**   Filed  herewith.

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