Form 10QSB
period 2003-09-30
ATNG INC
filed 2003-11-14
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-28519

                                    ATNG INC.
                 (Name of small business issuer in its charter)

                NEVADA                                  76-0510754
     (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification No.)

    1549 N. LEROY STREET, SUITE D-200, FENTON, MICHIGAN      48430
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, 78,410,000 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION 3
     Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . .3
          Balance Sheet as of September 30, 2003 and 2002 . . . . . . . . . . .3
          Statement of Cash Flows as of September 30, 2003 and 2002 . . . . . .4
          Statement of Loss as of September 30, 2003 and 2002 . . . . . . . . .5
          Notes to Financial Statements . . . . . . . . . . . . . . . . . . 6-16
     Item 2. Management's Discussion and Analysis or Plan of Operation. . . . 16
     Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 18
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 18
     Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 18
     Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . 19
     Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 19
     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 19
     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . 19
     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 19
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . 21 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . 22 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . 23 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . 24

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                               ATNG INC.
                                     (A DEVELOPMENT STATE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                2003         December 31, 2002
                             ASSETS                           UNAUDITED
                                                           ------------------------------------
     CURRENT ASSETS
        Cash                                               $        9,528   $                -
        Accounts Receivable (Related Party)                       204,784   $                -
                                                           ------------------------------------
     TOTAL CURRENT ASSETS                                  $      214,312   $                -

                                                           ------------------------------------
     TOTAL ASSETS                                          $      214,312   $                -
                                                           ====================================

     LIABILITIES AND EQUITY
     CURRENT LIABILITIES
        Accounts Payable                                        1,319,058            1,319,058
        Accrued Salaries                                        2,463,833            2,463,833
        Payroll Taxes                                             543,432              518,432
        Accrued Interest                                          194,410              162,741
        Notes Payable-Related                                     469,497              469,497
        Notes Payable-Other                                       293,000              318,000
        Notes Payable-Bank                                        300,000              300,000
                                                           ------------------------------------
     TOTAL CURRENT LIABILITIES                             $    5,583,230   $        5,551,561

     OTHER OBLIGATIONS                                            320,300              319,700

     STOCKHOLDER'S DEFICIENCY
        Common Stock, $.0001 par value:
        Authorized 900,000,000
        Issued 96,410,000
        Outstanding 78,410,000 and 38,560,000
        Respectively                                                7,841                3,856
        Series A, Non-Voting Convertible Preferred Stock
        20,000,000 Authorized, 2,000,000 Shares Issued                800                    -
        Series B, Non-Convertible Preferred Stock
        10,000,000 Authorized,  -0- Issued                              -                    -
        Series C, Non-Convertible Preferred Stock
        20,000,000 Authorized,  5,000,000 Issued                    1,000                    -
        Capital in Excess of Par Value                         19,295,729           18,499,519
        Deficit Accumulated During Development Stage          (24,994,588)         (24,374,636)
                                                           ------------------------------------
     TOTAL STOCKHOLDER'S DEFICIENCY                            (5,689,218)          (5,871,261)
                                                           ------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY        $      214,312   $                -
                                                           ====================================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                       ATNG INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                      Cumulative from
                                                                           Nine Months Ended           Inception of
                                                                                                      January 20, 2000
                                                                        September    September 30,    to September 30,
                                                                        30, 2003         2002               2003
                                                                        UNAUDITED                         UNAUDITED
                                                                       -----------  ---------------  ------------------
Cash Flows From Operating Activities
   Net income (loss)                                                     (619,951)     (11,346,884)        (24,994,588)
 Adjustments to reconcile net (loss) to net cash (used) by operating activities:
   Depreciation                                                                              9,798              48,544
   Amortization of prepaid advertising                                                     887,500           2,275,000
   Debt for expenses                                                                                            80,433
   Write off of excess purchase price of investment subsidiary                           3,162,202           3,162,202
   Write off of fixed assets                                                               127,257             127,255
   Write off of intellectual property                                                        5,538             113,253
   Write off of marketable securities                                                    1,387,500             149,792
   Write off of Korean Joint Venture                                                                           600,000
   Write off of prepaid advertising
   Common stock warrants issued for services                                             2,742,127              21,548
   Common stock issued for debt                                                                                100,953
   Common stock issued for services, salaries and interest                801,995                -           7,521,698
   Common stock issued for advertising                                                     109,800           3,109,800
   Common stock issued for investment banking services                                   1,385,550           1,385,550
   Net change in other obligations                                            600                              177,460
 Changes in assets and liabilities
   (Increase) decrease in accounts receivable, prepaids and others       (204,785)         855,936            (155,591)
   Increase (decrease) in accounts payable, and accrued expenses           56,669          513,878           4,468,970
   Increase (decrease) in deferred revenue                                                (261,825)           (201,470)
                                                                       -----------  ---------------  ------------------
  Net cash provided (used) in operating activities                         34,528         (421,623)         (2,009,191)
 Cash Flows From Investing Activities
   Cash paid for property and equipment                                                    (19,048)            (87,602)
   Acquisition of subsidiaries not of cash acquired                                          5,585               5,585
   Cash paid for intellectual property                                                                        (113,253)
   Investment in Korean Joint Venture                                                                         (600,000)
                                                                       -----------  ---------------  ------------------
  Net cash provided (used) in investing activities                              -          (13,463)           (795,270)
 Cash Flows From Financing Activities
   Proceeds from borrowing-related                                                         128,763             583,763
   Repayment of borrowing-related                                                          (48,976)           (113,176)
   Proceeds from borrowing-other                                                            45,000             415,000
   Repayment of borrowing-other                                           (25,000)         (30,000)            (52,000)
   Proceeds from borrowing-bank                                                             74,076              74,076
   Cash paid for offering costs                                                                               (102,958)
   Proceeds from sale of common stock                                                      187,750           2,009,284
                                                                       -----------  ---------------  ------------------
  Net cash provided (used) in financing activities                        (25,000)         356,613           2,813,989
                                                                       -----------  ---------------  ------------------
Net Increase (Decrease) in Cash                                             9,528          (78,473)              9,528
Cash Beginning of Period                                                        -           82,069                   -
                                                                       -----------  ---------------  ------------------
Cash End of Period                                                     $    9,528   $        3,596   $           9,528
                                                                       ===========  ===============  ==================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      ATNG INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF OPERATIONS


                                         Three Months Ended September Nine Months Ended September   Cumulative from
                                                      30                          30                 Inception of
                                                                                                    January 20, 2000
                                                                                                    to September 30,
                                              2003          2002          2003          2002              2003
REVENUES                                    UNAUDITED                   UNAUDITED                      UNAUDITED
                                          ------------  ------------  ------------  -------------  ------------------
   Telecommunications Services-Net                  -        32,577             -        331,239             668,520
   Advertising-Net                                  -       157,271             -        358,527             306,821
   Services and Other-Net                           -         2,852             -         89,397              92,715
                                          ------------  ------------  ------------  -------------  ------------------
TOTAL REVENUES                                      -       192,700             -        779,163           1,068,056

OPERATING EXPENSES
   Cost of Services                                 -       205,133             -        746,891           1,669,206
   Advertising                                      -       283,500             -      1,013,312           4,401,746
   General & Administrative                     4,051     2,090,845       619,951      4,802,998          11,573,949
   Interest                                         -        63,095             -        243,389             447,376
   Depreciation                                     -                           -          9,798              48,544
                                          ------------  ------------  ------------  -------------  ------------------
TOTAL OPERATING EXPENSES                        4,051     2,642,573       619,951      6,816,388          18,140,821

OTHER EXPENSES
   Disposal of Fixed Assets                                  62,448             -        127,255             127,255
   Excess of purchase price over net
   book value of  acquired subsidiaries                                         -      3,162,202           3,162,202
   Investment banking fee                                                       -      1,909,640           1,909,640
   Merger and reorganization costs                           43,000             -        110,561             472,181
   Write off of intellectual property                                                                        113,253
   Write off of prepaid advertising                                                                        1,387,500
   Write off of investment in
   marketable securities                                                                                     149,792
   Write off of investment in joint
   venture                                                                                                   600,000
                                          ------------  ------------  ------------  -------------  ------------------
TOTAL OTHER EXPENSES                                -       105,448             -      5,309,658           7,921,823
                                          ------------  ------------  ------------  -------------  ------------------

NET GAIN (LOSS)                           $    (4,051)  $(2,555,321)  $  (619,951)  $(11,346,883)  $     (24,994,588)
                                          ============  ============  ============  =============  ==================

Net Gain (Loss) Per Common Share Basic
and Diluted                                     (0.00)        (0.07)        (0.01)         (0.34)              (0.62)

Weighted Average Number of Shares
Outstanding Basis and Diluted              47,826,543    37,279,256    56,863,087     33,212,238          40,519,391



                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   ATNG, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                                   (UNAUDITED)
                                   -----------

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

The Company acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended June 30, 2003, contain the financial statements for the companies acquired. All inter-company balances and transactions have been eliminated in consolidation.

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

During the latter part of 2002, the Company had difficulty raising sufficient capital to continue its business objectives. Therefore, all telecom operations were ceased, all employees terminated except the CEO, T. C. Kim by September 30, 2003. All assets were written off and all liabilities provided for in the financial statements at June 30, 2003. The Company is no longer in the telecom business. New management started taking over in November of 2002 with the intent of managing debts, legal issues, getting out of the telecom business, and focusing on business development and revitalization to regain shareholder value. The new CEO had to accept the contingent liabilities in excess of $400,000 (personally) in tax exposure plus other substantial risk to start the turn around process. The Company is transitioning to a business development corporation (BDC) and reorganizing to revitalize and recapitalize.

After substantial research the new management discovered evidence of alleged fraudulent claims by several creditors and "bad faith" legal claims. The Company believes that it may prevail with the legal issues and settle the accounts receivable by the end of 2004 if able to execute the revitalization objectives. The revitalization is fraught with risk but it is probable that the Company will do very well if the unfounded legal issues are settled and businesses are on track. The legal issues have slowed the acquisitions in process but an alternative strategy of strategic alliances should partially temper the damage caused by the alleged frivolous and bad faith legal claims the

Company  has  had  to  deal  with.

On September 6, 2003 at a meeting of the shareholders approved a proposal to change the state of incorporation from Texas to Nevada. In addition, the total authorized capital stock was increased to 900 million shares of common stock and 50 million shares of preferred stock.

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

INTELLECTUAL  PROPERTY

The Company capitalized the cost of proprietary intellectual property for voice/speech compression, which can be implemented in either computer software or electronic hardware, compression technology. (See Note 4). The compression technology was too expensive to develop as of 2002 and was sold for future consideration when said technology is ready for market.

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

The Company has applied for a patent from the U.S. Patent Office for voice compression technology under development. The costs associated with obtaining this patent are capitalized and will be amortized over the economic useful life of the patent upon issuance of the patent. The compression technology (CT) and all related rights associated rights were sold in December of 2002. ATNG realized that the CT needed extensive work to bring it to market and chose to sell it for future potential revenues.

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

REVENUE  RECOGNITION

Revenue shall be recognized from proceeds of Blue Kiwi Nutraceutical sales, 1st U.S. Insurance Company of Nevada revenues, consulting fees, management fees and the sale of goods and services.

telecom revenue was recognized as services are provided to customers. Monthly recurring charges include fees paid by customers for lines of service, additional features on those lines and co-location space. These charges were billed monthly, in advance, and are fully earned during the month. Usage charges and reciprocal compensation charges are billed in arrears and are fully earned when billed. Initial, non-recurring fees are deferred and amortized over estimated customer lives.

ADVERTISING

The Company expenses costs of print and media advertisements as of the first date the advertisements took place. Advertising costs which have future benefits, generally in the form of revenue, are capitalized and will be amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received based on the ratio that current period revenues for the direct-response advertising cost pool bear to the total of current and estimated future period revenues for that direct-response-advertising cost pool. These costs consist of radio and newspaper advertising requiring response to a toll free telephone marketer. Management estimates that the amortization period will not exceed two years, and will periodically review and assess the recoverability of the prepaid advertising and write down the asset to its estimated recoverable value if deemed necessary. As of December 31, 2001, advertising costs of $2,275,000 were recorded in prepaid expenses, of which $1,110,000 is non-current. As of December 31, 2002, all advertising has been written off as the Company had no telecom operations and the prepaid advertising had no recoverable value.

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

CONCENTRATION  OF  CREDIT  RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

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

The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its operations. Should the Company be unable to realize the carrying value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to continue operations and satisfy its' creditors.

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2002 and September 30, 2003, the Company had no fixed assets.

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

Pursuant to the agreement entered into with the individual on September 21, 2000, the Company agreed to issue him and hold in escrow, 1,500,000 shares of the Company's common stock. The shares will be released from escrow and transferred to the individual, in 500,000 share increments, upon the meeting of certain conditions. As of December 31, 2000, none of the shares had been released from escrow. In August 2001, the first project completion benchmark, filing of a patent application, was met, and the Company released from escrow and charged to operations 500,000 shares, valued at $3,000,000. The patent and all related technologies and trade secrets, etc. were sold in December 2002.

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

NOTE 6 - NOTES PAYABLE

     ----------------------------------------------------------------------------------
     Notes payable at September 30, 2003 and December 31, 2002
     consists of the following:
     -------------------------------------------------------------  --------  ---------
     Related  parties                                                9/30/03   12/31/02
     -------------------------------------------------------------  --------  ---------
     Note payable to officer/ director, unsecured, due on demand,
     interest at 7%                                                 $243,805  $ 243,805
     -------------------------------------------------------------  --------  ---------
     Note payable, to officer/director, unsecured, due on demand,
     interest at 7%                                                  135,692    135,692
     -------------------------------------------------------------  --------  ---------
     Note payable to former officer, unsecured, due on demand,
     interest at 10%                                                  90,000     90,000
     -------------------------------------------------------------  --------  ---------
                                                                    $469,497  $ 469,497
     -------------------------------------------------------------  ========  =========
     Other
     -------------------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand interest at 7%          $112,000  $ 112,000
     -------------------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand, interest at 7%           50,000     50,000
     -------------------------------------------------------------  --------  ---------
     Notes payable, unsecured, due December 27, 2001 to January
     12, 2002, interest at 8%, convertible to common stock                 0          0
     -------------------------------------------------------------  --------  ---------
     Note payable, unsecured, due May 26, 2001, interest at 8%        11,000     11,000
     -------------------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand, interest payable
     monthly at $5,000 cash, and 10,000 shares of common stock
     (Note 7)                                                        100,000    100,000
     -------------------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand, interest at 7% and
     10,000 shares of common stock                                    25,000
     -------------------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand, int at $500 per
     month                                                            20,000     20,000
     -------------------------------------------------------------  --------  ---------
                                                                    $293,000  $ 318,000
     -------------------------------------------------------------  ========  =========

     -------------------------------------------------------------  --------  ---------
                                                                     6/30/03   12/31/02
     -------------------------------------------------------------  --------  ---------
     Banks
     -------------------------------------------------------------  --------  ---------
     Note payable Bank, due on demand, interest at 7% Payable
     monthly                                                        $300,000  $ 300,000
     -------------------------------------------------------------  --------  ---------

     -------------------------------------------------------------  --------  ---------
     Note: All these notes are being investigates for validity by management.  A determination should be made during the 1st quarter of 2004.
     ----------------------------------------------------------------------------------

NOTE  7  -  OTHER  OBLIGATIONS

At September 30, 2003 and December 31, 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

     -------------------------------------------------------------------
                                                     9/30/03   12/31/02
     ----------------------------------------------  --------  ---------
     30,000 shares as additional consideration for
     borrowings (Note 6)
     ----------------------------------------------  --------  ---------
     2,500 shares - other                            $  2,500  $   2,500
     ----------------------------------------------  --------  ---------
     51,000 shares for consulting services            135,600    135,600
     ----------------------------------------------  --------  ---------
     Shares at market price for services              180,000    180,000
     ----------------------------------------------  --------  ---------
     60,000 shares for interest on debt                 1,600      1,600
     ----------------------------------------------  --------  ---------
                                                     $319,700  $ 319,700
     ------------------------------------------------========  =========

NOTE  8  -  COMMON  STOCK

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

600,000 shares for cash consideration of $866,000 ($1.44 per share).

22,840 shares for cash consideration of $114,200 ($5.00 per share).

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

150,000 shares pursuant to employment agreements, valued at $750,000 ($5.00 per share).

1,875 shares as consideration for loans, valued at $11,250 ($6.00 per share).

2,000 shares for equipment, valued at $10,000 ($5.00 per share).

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

13,563 shares for services, valued at $47,921 ($3.50 to $3.55 per share).

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

39,847 shares in exchange for loans of $75,000, valued at $45,000

($.99 cents to $1.50 per share)

During the nine months ending September 30, 2003, the Company issued an aggregate 74,776,050 shares of its common stock as follows:

46,800,000 shares for employee stock incentive program; consideration of $266,326.

27,976,050 shares for various professional services.

At December 31, 2001 and 2002, 1,000,000 shares issued were held in escrow pursuant to an employment agreement with an individual (Note 4).

In October 2001, Pathobiotek amended its Articles of Incorporation, increasing the number of authorized shares to 100,000,000 and changing the par value of common stock to $.0001. The accompanying financial statements reflect this amendment.

On September 6, 2003 at a meeting of the shareholders approved a proposal to change the state of incorporation from Texas to Nevada. In addition, the total authorized capital stock was increased to 900 million shares of common stock and 50 million shares of preferred stock.

NOTE  9  -  PREFERRED  STOCK

Series A will be composed of 20,000,000 shares, with every share thereof being convertible into 10 shares of our common stock. The Series A preferred stock will have no voting rights prior to conversion into our common stock.

Series B will be composed of 10,000,000 shares, with no conversion rights into shares of our common stock. The Series B preferred stock will have one vote per share on all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors.

Series C will be composed of 20,000,000 shares, with no conversion rights into shares of our common stock. Each share of Series C preferred stock will have voting rights equal to 100 votes per share of our common stock on all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors.

5,000,000 shares of our Series C preferred stock was issued to Robert C. Simpson, Ph.D., our sole officer and director and controlling shareholder. 1,000,000 shares of our Series A preferred stock was issued to each of Dr. Simpson and E. Robert Gates, one of our controlling shareholders. The consideration for the issuance of the shares of our preferred stock was the exchange by Dr. Simpson of 10,000,000 shares of common stock, and the exchange by Mr. Gates of 8,000,000 shares of common stock.

NOTE  10  -  WARRANTS

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

NOTE 11 - SIGNIFICANT TRANSACTIONS AND EVENTS

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

Wholesale minute sales agreement entered into February 1, 2002 for 90 days.

Public Relations, Merger and Acquisition services in exchange for 250,000 shares of stock.

Wholesale minute sales agreement entered into March 29, 2002 for one year.

Consulting and Business Advice agreements entered into in May 2002 in exchange for 165,000 shares of stock.

Carrier Service Agreement entered into June 3, 2002 for a period of twelve months.

NOTE  12  -  RELATED  PARTY  TRANSACTIONS

Related party transactions are as follows:

Accounts Payable at December 31, 2001 includes $54,952 due to a former officer of the Company for salary and expenses due as of the date of his termination. This amount is under investigation by new management for validation.

During 2000 and 2001, the Company acquired equipment from an entity owned by a shareholder of the company for $27,715 and $7,288 respectively, of which $29,506 is due and included in accounts payable at December 31, 2001.

During 2001, certain officer/directors/founders of the Company had loan transactions with the Company as follows: $20,000 cash from a former officer.
The Company paid an officer/director/founder $1,000 on an outstanding loan in 2001. This amount is under investigation by new management for validation.

Accrued salaries at December 31, 2001 includes $617,693 and $582,426 due to each of two officers/directors/founders pursuant to their employment agreements and $86,978 due to two officers of the Company. This amount is under investigation by new management for validation.

At the shareholders meeting on September 6, 2003 the following was authorized; 5,000,000 shares of our Series C preferred stock was issued to Robert C. Simpson, Ph.D., our sole officer and director and controlling shareholder. 1,000,000 shares of our Series A preferred stock was issued to each of Dr. Simpson and E. Robert Gates, one of our controlling shareholders. The consideration for the issuance of the shares of our preferred stock was the exchange by Dr. Simpson of 10,000,000 shares of common stock, and the exchange by Mr. Gates of 8,000,000 shares of common stock.

NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES

In February 2001, the Company entered into a non-cancelable lease for office facilities in Memphis, Tennessee. Minimum payments due under this lease are as follows: 2002 $65,868 and 2003 $10,978. The Company vacated this property in 2002 and is negotiating with the landlord concerning this obligation. This amount is under investigation by new management for validation.

NOTE  14  -  LEGAL  PROCEEDINGS

A. James Crunk, a former employee of the Company filed suit against the Company and two of its founders on July 20, 2001. Crunk alleges that he was hired as Chief Financial Officer for the Company under a contract that provided certain benefits. Crunk alleges that he was induced to come to work for the Company through a series of misrepresentations about the Company and the benefit that it would provide to Crunk. Crunk alleges that he loaned money to the Company that was never repaid. He alleges further that he was terminated without cause in violation of his employment contract and that the Company terminated him because he threatened to expose certain allegedly illegal conduct. Crunk has alleged four causes of action: 1) Promissory Fraud; 2) Breach of Contract; 3) Civil Violations of RICO; and 4) violations of the Tennessee Public Protection Act. Crunk seeks actual damages of $2,000,000, treble damages and attorney fees. This amount is under investigation by new management for validation.

The  Company  can  not validate the fact that Crunk loaned money to the Company.
The Company considers Crunk's claims to be without merit and frivolous. The parties exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgment as sanctions for the defendant's failure to respond. Management believes that Crunk's claim is alleged without merit.

The Company intends to defend the lawsuit vigorously. The case is presently on hold due to actions of Crunk through Federal Court.

B. On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider. The Company can not validate the CNM debt. CNM refused refused to provide records required for validation. Management is disputing all charges by CNM. The litigation is in process. The Company has retained legal counsel to answer the allegations and pursue counter claims. The Company denies the additional off-network charges of $133,000 which were billed retroactively and expects to prevail in this matter. In the opinion of the Company's legal counsel, this matter will most likely conclude in an unfavorable result to the Company in a range of $135,000 to $500,000 erasing the debt plus damages etc. Included in accounts payable as of December 31, 2002 and 2001 was $253,715 and $261,366 respectively for this potential liability.

The Company is a party to various other lawsuits brought against them for unpaid services, invoices and other costs by certain of its vendors. A judgment was entered into against the Company in one matter in the amount of $37,951, which is included in the accounts payable at December 31, 2001. The amount in accounts payable for this potential liability as of December 31, 2002 was $153,352. The new management is investigating these issues and learning that validity of the debt is highly questionable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking  Information

     This quarterly report on Form 10-QSB of ATNG Inc., a Nevada corporation (the "Company"), for the third quarter ended September 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on Robert Simpson, its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing to obtain additional financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

GENERAL

     The Company is beginning a turnaround period with the negotiation for acquisition of several entities that can provide steady significant growth to ATNG Inc.

RESULTS  OF  OPERATIONS

Three  months  ended September 30 2003, compared to three months ended September
--------------------------------------------------------------------------------
30,  2002.
----------

     Revenues for the three month period ended September 30, 2003, decreased to $0 as compared to $192,700 for the three month period ended September 30, 2002, as the result of closing the operations of the company.

     Operating costs have decreased to $4,051 for the three month period ended September 30, 2003, as compared to $2,642,573 for the three month period ended
September  30,  2002.  This  decrease  is  due  to  the  closing  of operations.

     During the three months ended September 30, 2003, we had a net loss of $(4,051), as compared to $(2,555,321) a year ago.

Nine  months  ended  September 30, 2003, compared to nine months ended September
--------------------------------------------------------------------------------
30, 2002.
---------

     Revenues for nine month period ended September 30, 2003, decreased to $0 as compared to $779,163 for the nine month period ended September 30, 2002, as the result of the loss of customers and the decrease in average rate to maintain existing customers in this competitive telecom environment.

     General, administrative and selling costs have decreased to $619,951 for the nine month period ended September 30, 2003, as compared to $6,816,388 for the nine month period ended September 30, 2002. This decrease is due to winding down of telecommunications operations.

     During the nine months ended September 30, 2003, we had a net loss of $(619,951), as compared to $(11,346,883) a year ago.

OFF-BALANCE  SHEET  ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

ITEM  3.  CONTROLS  AND  PROCEDURES.

     As of September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

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

     The Company can not validate the fact that Crunk loaned money to the Company. The Company considers Crunk's claims to be without merit and frivolous. The parties exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred. Crunk has filed a Motion to compel the defendants to respond to the Plaintiff's pending discovery requests and has sought a default judgment as sanctions for the defendant's failure to respond. Management believes that Crunk's claim is without merit.

     The Company intends to defend the lawsuit vigorously. The case is presently on hold due to actions of Crunk through Federal Court.

     On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another Network provider. The Company can not validate the CNM debt. CNM refused refused to provide records required for validation. Management is disputing all charges by CNM. The litigation is in process. The Company has retained legal counsel to answer the allegations and pursue counter claims. The Company denies the additional off-network charges of $133,000 which were billed retroactively and expects to prevail in this matter. In the opinion of the Company's legal counsel, this matter will most likely conclude in an unfavorable result to the Company in a range of $135,000 to $500,000 erasing the debt plus damages etc. Included in accounts payable as of December 31, 2002 and 2001 was $253,715 and $261,366 respectively for this potential liability.

     The Company is a party to various other lawsuits brought against them for unpaid services, invoices and other costs by certain of its vendors. A judgment was entered into against the Company in one matter in the amount of $37,951, which is included in the accounts payable at December 31, 2001. The amount in accounts payable for this potential liability as of December 31, 2002 was $153,352. The new management is investigating these issues and learning that validity of the debt is highly questionable.

     The Company was forced to defend an Involuntary Petition filed on July 15, 2003 by three creditors in the Bankruptcy Court in Los Angeles, California under Case No. 03-28687-BB. The case relates to an old debt related to the Company's telecom business that was based in California, which has not been the focus of our business since late 2002. It appears that all of these claims are already being litigated in separate lawsuits in Tennessee and California.

     The Company is vigorously contesting being forced into bankruptcy. The Company is filing a motion to dismiss the bankruptcy which should be heard by the judge in early December 2003. The Company believes that it will be successful in its quest to be released from the bankruptcy. That will allow the Company to focus its energies on current endeavors which are very likely to result in favorable growth of the Company.

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

          None

ITEM  5.  OTHER  INFORMATION.

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT NO.                               IDENTIFICATION OF EXHIBIT
-----------                               -------------------------

       3.1*  Articles of Incorporation of ATNG Inc. filed March 4, 1999 (incorporated by reference to
             Exhibit 3.1 to the Company's Registration Statement filed with the SEC on December 16,
             1999).
       3.2*  Bylaws of ATNG Inc. adopted March 4, 1999 (incorporated by reference to Exhibit 3.2 to the
             Company's Registration Statement filed with the SEC on December 16, 1999).
     31.1**  Certification of Robert Simpson, President, Chief Executive Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     31.2**  Certification of Robert Simpson, President, Chief Financial Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1**  Certification of Robert Simpson, President, Chief Executive Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
     32.2**  Certification of Robert Simpson, President, Chief Financial Officer of ATNG, pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*    Previously  filed.
**   Filed  herewith.


     (b)  Reports on Form 8-K.

     On September 6, 2003, our shareholders voted to approve a change in our state of incorporation from Texas to Nevada by means of a merger permitted under the corporate statutes of both states.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATNG INC.

Dated November 11, 2003.

                                        By  /s/ Robert Simpson
                                          --------------------------------------
                                          Robert Simpson,
                                          President, Chief Executive Officer and
                                          Chief Financial Officer





                            INTENTIONALLY LEFT BLANK