Form 10KSB
period 2003-12-31
ATNG INC
filed 2004-03-30
CIK 1098329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-28519


                                    ATNG INC.
               (Exact name of issuer as specified in its charter)


            NEVADA                                      76-0510754
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1549 LEROY STREET, SUITE D-200, FENTON, MICHIGAN           48430
    (Address of principal executive offices)            (Zip Code)



       Registrant's telephone number, including area code: (810) 714-2978

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $0.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2003: $0.014.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2003: 241,550,756 shares of common stock, par value $0.0001 per share.

         Documents incorporated by reference:  None.

                                     PART I

ITEM 1.       BUSINESS.

         During 2001, we commenced operations and earned our initial revenue from telecommunication services. During the latter part of 2002 we were not able to raise sufficient capital to continue our business objectives. Therefore, all our operations ceased, all employees were terminated, all assets were written off and all liabilities provided for in the financial statements at December 31, 2002. Since then, Robert C. Simpson has either provided working capital or facilitated the acquisition of working capital to revitalize the business.

         Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

         Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to its attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         We will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.


MARKETS AND MARKETING

         The business of marketing is conducted by our "Director of Marketing and Business Development" and will be tailored to suit each acquired company.

OUR ORGANIZATION

         We were incorporated under the laws of the State of Florida on March 4, 1999, as Investra Enterprises, Inc. On March 6, 2000, we completed a Share Purchase Agreement with shareholders of Investra Enterprises, Inc. ("IEI") in which Pathobiotek Diagnostics, Inc. acquired all 672,000 issued and outstanding shares of IEI for $150,000 for purposes of completing a merger of Pathobiotek Diagnostics, Inc. and IEI. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

         Effective September 7, 2001, we effected a reverse split of our common stock at the ratio of one post-consolidation share for each forty pre-consolidation shares, except that no shareholder was reduced to less than 10 shares.

         On October 16, 2001, we completed the Plan and Agreement of Reorganization by and between Pathobiotek Diagnostics Inc., ATNG Acquisition, Inc., a Texas corporation, and ATNG, Inc., a Nevada corporation under which Pathobiotek Diagnostics Inc. issued 27,836,186 shares of its common stock as consideration for its wholly owned subsidiary, ATNG Acquisition, Inc. to acquire 100% of the issued and outstanding stock of ATNG, Inc., a Nevada corporation.

         Following the October 16, 2001 acquisition, ATNG Acquisition, Inc. and ATNG, Inc. merged. On October 17, 2001, we changed our name to ATNG, Inc. by filing Amendments to our Articles of Incorporation in Texas. On September 6, 2003 we changed our domicile from Texas to Nevada and changed our name to ANTG Inc.

         Our executive office is located at 1549 Leroy Street, Suite D-200, Fenton, Michigan 48430. The telephone number is (810) 714-2978. We are a development stage company. To date our activities have been limited to organization, business planning, raising capital, and registration of our shares. Also, we have been settling the debts and legal problems created by the prior Management (T.C. Kim, E.Robert Gates and George Betts). We are now working aggressively to form strategic partnerships and acquire profitable companies as subsidiaries.

         In this Form 10-KSB Annual Report, references to "us" refer to ATNG Inc. and our subsidiaries, unless the context indicates otherwise.

SUBSEQUENT EVENT

         The Extraordinary Events in the notes (call me)

FORWARD-LOOKING STATEMENTS

         Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

         In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect industries, market and customer acceptance, competition, future government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

RISK FACTORS

WE REQUIRE MORE CAPITAL

         The Company's lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

         We will continue to have limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that we will be able to offer owners of acquisition candidates the opportunity to participate in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, save significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing and filing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have limited capital with which to pay these anticipated expenses, our president will pay these charges with his personal funds, as loans to us.

         However, the only opportunity we will have to repay such loans to our president will be from a prospective merger or acquisition candidate. Our president has agreed that the repayment of any loans made on our behalf will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         Because we lack adequate capital, an investment in us involves a very high degree of risk.

OUR MANAGEMENT MAY LACK EXPERTISE

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Our management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We anticipate that outside consultants or advisors, legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid.

CONTINUITY OF MANAGEMENT

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be controlling us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in us. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state securities laws.

COMPLIANCE WITH FEDERAL AND STATE SECURITIES LAWS

         We anticipate that any securities issued in any reorganization to which we may be a party would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the value of our securities in the future.

         We are subject to all of the reporting requirements under the Exchange Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

OUR SHAREHOLDERS' EQUITY MAY BE DILUTED SIGNIFICANTLY

         While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of ownership in us which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition effected by us could be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders. We intend to manage acquisitions to minimize dilution.

WE MAY NOT SEEK SHAREHOLDER APPROVAL TO CONSUMMATE CERTAIN TRANSACTIONS

         If required to so do under relevant law, our management will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of our stock to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and the board of directors may effectuate such a transaction without shareholder approval.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

GOING CONCERN

         We are still in a developmental stage and have not yet established a significant source of revenue. We expect to incur significant capital expenses in pursuing our acquisition plans. In order for us to continue our operations, we will require additional funds over the next twelve months. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

         Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision in
Note 2 because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we do receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to financial statements.

WE MAY FACE SIGNIFICANT COMPETITION

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

WE ARE DEPENDENT UPON OUR MANAGEMENT

         Our business is dependent upon our senior executive officers, principally, Robert Simpson, our president and chief executive officer, who is responsible for our operations, including marketing and business development. Dr. Simpson has indicated a desire to continue his employment with us for the long term. Our business may be adversely affected if Dr. Simpson left our employ.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK

         The rights of the holders of our common stock may be impaired by the potential issuances of preferred stock. Our certificate of incorporation gives our board of directors the right to create series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of our common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY-STOCK RULES

         Our common stock is subject to the SEC's penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

EMPLOYEES

         At the time of the filing of this Annual Report on Form 10-KSB, we had 8 full-time employees and 1 part-time employee.

ITEM 2.       DESCRIPTION OF PROPERTY.

         We lease office space at 1549 Leroy Street, Suite D-200, Fenton, Michigan 48430. Our lease costs $1,000.00 per month and is scheduled to expire June 30, 2004.

ITEM 3.       LEGAL PROCEEDINGS.

         James Crunk, our former employee, filed suit against us and two of our founders on July 20, 2001. This case is being argued in Federal Court in Los Angeles, California. We expect it to be settled soon.

         We cannot validate the fact that Mr. Crunk loaned money to us. We consider his claims to be without merit and frivolous. The parties exchanged the voluntary disclosures required under the Federal Rules of Civil Procedure. No other meaningful discovery has occurred.

         On February 27, 2002, CNM Network, Inc. sued us alleging unpaid invoices of approximately $500,000 for telephone service provided to our customers. This case is being argued in Federal Court in Los Angeles, California, and is expected to be settled.

         An Involuntary Bankruptcy Petition was filed against us on July 15, 2003 by three of our creditors in the Bankruptcy Court in Los Angeles, California under Case No. 03-28687-BB. The case stems from an old debt related to our telecom business which was based in California, which has not been the focus of our business since late 2002. It appears probable that all claims which are the subject of the involuntary bankruptcy petition are already being litigated in separate lawsuits in Tennessee and California.

         . We have filed a Motion to dismiss the bankruptcy which was heard by the judge in early December 2003. A status conference is scheduled for April 7, 2004. We believe that we will be successful in our defense against the bankruptcy litigation. Such success will allow us to focus our energies on current endeavors which are very likely to result in our favorable growth.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our shares are trading on the OTC Bulletin Board under the symbol
"ATNG."

         As of December 31, 2003, there were 962 record holders of our common stock. During the last two fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

         The high and low closing bid quotations for our common stock since January 2002 are as follows:

                                   HIGH            LOW
                                  --------       --------
                2002
                ----
           First Quarter             .07            .01
           Second Quarter            .10            .02
           Third Quarter             .18            .05
           Fourth Quarter            .37            .05

                2003
                ----
           First Quarter             .15            .02
           Second Quarter            .08           .008
           Third Quarter             .02          .0035
           Fourth Quarter         .02388         .00413

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of 12/31/03, we believe that there were approximately 962 beneficial holders of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         See Item 11 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

         None in 2003.

PAULINA CHECK THE PRIOR K'S FOR SALES OF UNREGISTERED SECURITIES, PLEASE.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us and (ii) lack or resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         Because we lack capital, an investment in us involves a very high degree of risk.

Critical Accounting Policies
----------------------------

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments:

Stock-Based Compensation
------------------------

         In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

         We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

         185,050,000 shares were issued to employees in 2003, at an average price of $0.006445 per share.

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS

         As of the date of this report, we are engaged in various business activities which provide cash flow, and have not started revenues from operations.

RESULTS OF OPERATIONS

         During the year ended December 31, 2003, we incurred an operating loss of $1,642,585.00 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as we continue to be advanced operating funds by our principal stockholders. Interest income was $0.00 in 2003, and $0.00 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

         Management anticipates that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

         The independent auditor's report on our December 31, 2003 financial statements included in this Annual Report states that we lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.


OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 7.       FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------

                             Russell and Atkins, PLC
                          Certified Public Accountants
                             5809 N. Grand, Suite D
                             Oklahoma City, OK 73118
    ________________________________________________________________________

                          Independent Auditors' Report

To the Board of Directors and Stockholders
ATNG, Inc.

We have audited the accompanying balance sheets of ATNG, Inc. as of December 31, 2002 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years ending December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATNG, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Russell and Atkins, PLC
March 25, 2004


                                             ATNG, INC.
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets


                                                           December 31,      December 31
                                                               2002             2003
                                                        ---------------------------------
                               ASSETS
CURRENT ASSETS
     Cash                                                $         --       $    357,493
                                                        ---------------------------------
TOTAL CURRENT ASSETS                                     $         --       $    357,493
                                                        ---------------------------------
TOTAL ASSETS                                             $         --       $    357,493
                                                        =================================

LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Accounts Payable                                       1,319,058          1,454,613
     Accrued Salaries                                       2,463,833            159,406
     Payroll Taxes                                            518,432            234,930
     Accrued Interest                                         162,741             30,129
     Notes Payable-Related                                    469,497             90,000
     Notes Payable-Other                                      318,000             31,000
     Notes Payable-Bank                                       300,000                 --
                                                        ---------------------------------
TOTAL CURRENT LIABILITIES                                $  5,551,561       $  2,000,078

OTHER OBLIGATIONS                                             319,700            318,100

STOCKHOLDER'S DEFICIENCY
     Common Stock, $.0001 par value:
     Authorized 950,000,000
     Issued 251,550,000
     Outstanding 38,560,000 and 241,550,000
     Issued Respectively                                        3,856             24,155
     Preferred Stock, Series A, Par Value .0001
     20,000,000 shares authorized, 5,000,000 issued                --                400
     Preferred Stock, Series B, Par Value .0002
     20,000,000 shares authorized, 5,000,000 issued                --              1,000
     Capital in Excess of Par Value                        18,499,519         20,758,907
     Deficit Accumulated During Development Stage         (24,374,636)       (22,745,147)
                                                        ---------------------------------
TOTAL STOCKHOLDER'S DEFICIENCY                             (5,871,261)        (1,960,685)
                                                        ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY           $         --       $    357,493
                                                        =================================

        The accompanying notes are an integral part of these financial statements.


                                                       ATNG, INC.
                                              (A Development Stage Company)
                                          Consolidated Statement of Operations
                                     For the years ended December 31, 2002 and 2003

                                                                                                     Cumulative from
                                                                                                       Inception of
                                                                                                     January 20, 2000
                                                                     2002               2003       to December 31, 2003
                                                         --------------------------------------------------------------
REVENUES
     Telecommunications Services-Net                                383,593                  -                 668,520
     Advertising-Net                                                306,821                  -                 306,821
     Services and Other-Net                                          92,715                  -                  92,715
                                                         --------------------------------------------------------------
TOTAL REVENUES                                                      783,129                  -               1,068,056

OPERATING EXPENSES
     Cost of Services                                               807,020                                  1,669,206
     Advertising                                                  1,013,312                                  4,401,746
     General & Administrative                                     3,448,345          2,240,797              13,228,882
     Interest                                                       271,949             43,090                 456,376
     Depreciation                                                     9,798                                     48,544
                                                         --------------------------------------------------------------
TOTAL OPERATING EXPENSES                                          5,550,424          2,283,887              19,804,754
                                                         --------------------------------------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM AND
  OTHER EXPENSES                                                 (4,767,295)        (2,283,887)            (18,736,698)

Extraordinary Item-Settlement of Debts and Liabilities                    -          3,913,376               3,913,376

OTHER EXPENSES

     Disposal of Fixed Assets                                       127,255                                    127,255
     Excess of purchase price over net book value of                                                                 -
       acquired subsidiaries                                      3,162,202                                  3,162,202
     Investment banking fee                                       1,909,640                                  1,909,640
     Merger and reorganization costs                                110,562                                    472,181
     Write off of intellectual property                               5,538                                    113,253
     Write off of prepaid advertising                             1,387,500                                  1,387,500
     Write off of investment in marktable securities                                                           149,792
     Write off of investment in joint venture                                                                  600,000
                                                         --------------------------------------------------------------
TOTAL OTHER EXPENSES                                              6,702,697                  -               7,921,823
                                                         --------------------------------------------------------------

NET GAIN (LOSS)                                               $ (11,469,992)       $ 1,629,489           $ (22,745,145)
                                                         ==============================================================

Net Gain (Loss) Per Common Share Basic and Diluted                    (0.33)              0.01                   (0.38)

Weighted Average Number of Shares Outstanding
Basis and Diluted                                                34,474,507        108,772,869              59,240,628


                       The accompanying notes are an integral part of these financial statements.

                                                  ATNG, INC.
                                         (A Development Stage Company)
                                 Consolidated Statement of Stockholders Equity
                                    For the Inception to December 31, 2003

                                                 Preferred Stock Series B    Preferred Stock Series A
                                               -----------------------------------------------------------
                                                  Shares         Amount         Shares         Amount
                                                  ------         ------         ------         ------
BALANCE, JANUARY 20, 2000 (INCEPTION)

COMMON STOCK ISSUED TO FOUNDERS, VALUE
$.01 PER SHARE FOR:
                            Cash
                            Equipment
                            Accrued Wages
                            Conversion of Loan

COMMON STOCK ISSUED FOR SERVICES:
$.01 per share
Common stock issued for marketable
securities valued at $.92 per share
Common Stock issued for cash
at $1.44 per share
Common Stock issued for cash at
$5,00 per share
Net (Loss)


BALANCE, DECEMBER 31, 2000

COMMON STOCK ISSUED FOR CASH:
$6.00 per share-Net of Offering Costs
$5.00 per share
$4.00 per share
$2.50 per share
$1.50 per share
$1.00 per share
Offering Costs

COMMON STOCK ISSUED FOR NON CASH:
Services at $1.00 to $6.00 per share
Advertising at $1.75 to $6.00 per share
Interest at $6.00 per share
Equipment at $5.00 per share
Recapitalizaation of shares issued by
Pathobiotek Diagnostics, Inc. prior to merger
Issuance of common stock warrants for services
Net (Loss)


BALANCE, DECEMBER 31, 2001


COMMON STOCK ISSUED FOR CASH AT:
$2.50 per share
$2.00 per share
$1.00 per share
$.27 cents per share
$.25 cents per share


COMMON STOCK ISSUED FOR NON-CASH:
Services at $.09 cents to $3.50 per share
Investment in Subsidiaries at $1.55 per share
Investment Banking at $.67 and $.85cents per share
Interest at $.09 cents to $3.50 per share
Advertising at $.40 cents to $3.25 per share
Loan Conversion at $.99 cents and $1.50 per share

Net (Loss)

BALANCE, DECEMBER 31, 2002


COMMON STOCK ISSUED FOR CASH AT:
$.0035 per share
$.00438 per share
$.0063 per share
$.0175 per share

Preferred Stock Issued in for Common Stock                                       5,000,000            400
Preferred Stock Issued in for Common Stock                        5,000,000

COMMON STOCK ISSUED FOR NON-CASH:
Consulting at .006 to .030 per share
                                                  --------------------------------------------------------
Net (Loss)

Balance, December 31, 2003                         5,000,000        $ 1,000      5,000,000          $ 400
                                                  ========================================================

(continued on next page)


                                                  ATNG, INC.
                                         (A Development Stage Company)
                              Consolidated Statement of Stockholders Equity (Continued)
                                    For the Inception to December 31, 2003


                                                                                                                   Accumulated
                                                                    Common Stock                  Additional        During The
                                                        -----------------------------------        Paid In         Development
                                                              Shares             Amount            Capital            Stage
                                                              ------             ------            -------            -----
BALANCE, JANUARY 20, 2000 (INCEPTION)                                    0           $      0      $          0        $         0

COMMON STOCK ISSUED TO FOUNDERS, VALUE
$.01 PER SHARE FOR:
                            Cash                                 8,250,000                825            81,675
                            Equipment                            2,500,000                250            24,750
                            Accrued Wages                        3,526,700                353            34,914
                            Conversion of Loan                   7,223,300                722            71,511

COMMON STOCK ISSUED FOR SERVICES:
$.01 per share                                                   3,500,000                350            34,650
Common stock issued for marketable
securities valued at $.92 per share                                163,034                 16           149,776
Common Stock issued for cash
at $1.44 per share                                                 600,000                 60           865,940
Common Stock issued for cash at
$5,00 per share                                                     22,840                  2           114,198
Net (Loss)                                                                                                             ($2,286,097)
                                                        ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                      25,785,874           $  2,578        $1,377,414        ($2,286,097)

COMMON STOCK ISSUED FOR CASH:
$6.00 per share-Net of Offering Costs                               36,652                  4           219,896
$5.00 per share                                                      8,090                  1            40,449
$4.00 per share                                                      4,167                  1            16,666
$2.50 per share                                                      7,600                  1            18,999
$1.50 per share                                                     20,333                  2            30,498
$1.00 per share                                                    410,598                 41           410,557
Offering Costs                                                                                         (102,958)

COMMON STOCK ISSUED FOR NON CASH:
Services at $1.00 to $6.00 per share                               837,963                 83         4,027,468
Advertising at $1.75 to $6.00 per share                          1,740,000                173         5,289,827
Interest at $6.00 per share                                          1,875                  1            11,249
Equipment at $5.00 per share                                         2,000                  1             9,999
Recapitalizaation of shares issued by
Pathobiotek Diagnostics, Inc. prior to merger                      497,576                 49               (49)
Issuance of common stock warrants for services                                                           21,548
Net (Loss)                                                                                                             (10,618,546)
                                                        ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                      29,352,728              2,935       $11,371,563       ($12,904,643)
                                                        ---------------------------------------------------------------------------

COMMON STOCK ISSUED FOR CASH AT:
$2.50 per share                                                      2,000                  1             5,000
$2.00 per share                                                     15,625                  2            31,248
$1.00 per share                                                      9,000                  1             8,999
$.27 cents per share                                               375,000                 38            99,962
$.25 cents per share                                               170,000                 17            42,483


COMMON STOCK ISSUED FOR NON-CASH:
Services at $.09 cents to $3.50 per share                        4,803,658                480         2,433,344
Investment in Subsidiaries at $1.55 per share                    1,800,000                180         2,789,820
Investment Banking at $.67 and $.85cents per share               1,665,000                167         1,385,384
Interest at $.09 cents to $3.50 per share                          120,000                 12           182,941
Advertising at $.40 cents to $3.25 per share                       203,000                 20           103,780
Loan Conversion at $.99 cents and $1.50 per share                   39,847                  4            44,996
                                                        ---------------------------------------------------------------------------
Net (Loss)                                                                                                            ($11,469,992)

BALANCE, DECEMBER 31, 2002                                      38,555,858              3,856        18,499,519       ($24,374,635)
                                                        ---------------------------------------------------------------------------

COMMON STOCK ISSUED FOR CASH AT:
$.0035 per share                                                23,794,871              2,379            81,006
$.00438 per share                                               91,469,131              9,146           391,545
$.0063 per share                                                21,322,969              2,132           132,375
$.0175 per share                                                32,762,330              3,276           570,799

Preferred Stock Issued in for Common Stock
Preferred Stock Issued in for Common Stock

COMMON STOCK ISSUED FOR NON-CASH:
Consulting at .006 to .030 per share                            33,644,841              3,366         1,083,663
                                                        ---------------------------------------------------------------------------
Net (Loss)                                                                                                               1,629,490

Balance, December 31, 2003                                     241,550,000           $ 24,155      $ 20,758,907      $ (22,745,145)
                                                        ===========================================================================

                            The accompanying notes are an integral part of these financial statements.

                                                            ATNG, INC.
                                                   (A Development Stage Company)
                                               Consolidated Statement of Cash Flows
                                          For the years ended December 31, 2002 and 2003

                                                                                                                  Cumulative from
                                                                                                                    Inception of
                                                                                                                  January 20, 2000
                                                                               2002               2003          to December 31, 2003
                                                                      -------------------------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                                      (11,469,990)         1,629,489             (22,745,146)
  Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
     Depreciation                                                                 9,798                                     48,544
     Amortization of prepaid advertising                                      2,275,000                                  2,275,000
     Debt for expenses                                                                                                      80,433
     Write off of excess pruchase price of investment subsidary               3,162,202                                  3,162,202
     Write off of fixed assets                                                  127,255                                    127,255
     Write off of intellectual property                                           5,538                                    113,253
     Write off of marketable securities                                                                                    149,792
     Write off of Korean Joint Venture                                                                                     600,000
     Write off of prepaid advertising
      Income from liabilities forgiven                                                          (2,600,210)             (2,600,210)
     Common stock warrants issued for services                                                                              21,548
     Common stock issued for debt                                                99,553                                     99,553
     Common stock issued for services, salaries and interest                  2,644,174                                  6,768,242
     Common stock issued for advertising                                        109,800                                  3,109,800
     Common stock issued for investment banking services                      1,385,550                                  1,385,550
     Net change in other obligations                                                                                       177,460
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable, prepaids and others             90,997                                     49,194
     Increase (decrease) in accounts payable, and accrued expenses            1,396,729            135,555               4,546,834
     Increase (decrease) in deferred revenue                                   (261,825)                                  (201,470)
                                                                      -------------------------------------------------------------
       Net cash provided (used) in operating activities                        (425,219)          (835,166)             (2,832,166)

Cash Flows From Investing Activities
     Cash paid for property and equipment                                       (19,048)                                   (87,602)
     Acquisition of subsidiaries not of cash acquired                             5,585                                      5,585
     Cash paid for intellectual property                                                                                  (113,253)
     Investment in Korean Joint Venture                                                                                   (600,000)
                                                                      -------------------------------------------------------------
       Net cash provided (used) in investing activities                         (13,463)                 -                (795,270)

Cash Flows From Financing Activities
     Proceeds from borrowing-related                                            128,763                                    583,763
     Repayment of borrowing-related                                             (48,976)                                  (113,176)
     Proceeds from borrowing-other                                               45,000                                    415,000
     Repayment of borrowing-other                                               (30,000)                                   (52,000)
     Proceeds from borrowing-bank                                                74,076                                     74,076
     Cash paid for offering costs                                                                                         (102,958)
     Proceeds from sale of common stock                                         187,750          1,192,659               3,180,224
                                                                      -------------------------------------------------------------
       Net cash provided (used) in financing activities                         356,613          1,192,659               3,984,929
                                                                      -------------------------------------------------------------

Net Increase (Decrease) in Cash                                                 (82,069)           357,493                 357,493

Cash Beginning of Period                                                         82,069                                          -
                                                                      -------------------------------------------------------------

Cash End of Period                                                         $          -        $   357,493             $   357,493
                                                                      =============================================================


                            The accompanying notes are an integral part of these financial statements.

                                   ATNG, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   -----------


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

The Company believed it acquired Asian Infolink Inc. and Segment Data Management, Inc. as wholly owned subsidiaries in February 2002. All assets and liabilities were acquired in exchange for 1,800,000 shares of common stock valued at $1.55 per share. The transaction was accounted for as a purchase and the excess of the purchase price over the net book value of assets acquired has been written off against operations. The financial statements for the period ended June 30, 2003, contain the financial statements for the companies acquired. All inter-company balances and transactions have been eliminated in consolidation. AIL-SDM did not fulfill their terms and conditions therefore the acquisition transaction was rescinded. Financials have been adjusted accordingly.

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

INTELLECTUAL PROPERTY

The Company capitalized the cost of proprietary intellectual property for voice/speech compression, which can be implemented in either computer software or electronic hardware, compression technology (See Note 4). The compression technology was too expensive to develop as of 2002 and was sold for future consideration when said technology is ready for market.

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

MARKETABLE SECURITIES

The Company accounts for investments in marketable securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis (See Note 5).

DEFERRED OFFERING COSTS

Deferred offering costs consisted of costs incurred in connection with a proposed public offering of the Company's common stock. During the period ended December 31, 2000, the Company charged to operations $73,083 of costs incurred in connection with a proposed offering of the Company's common stock on Form SB-2 which was voluntarily withdrawn by the Company.

REVENUE RECOGNITION

Revenue shall be recognized from proceeds of Blue Kiwi Nutracuetical sales, 1st U.S. Insurance Company of Nevada revenues, other strategic partners, consulting fees, management fees and the sales of goods and services.

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

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company commenced principal operations during 2001 and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2003 of [$22,745,145] and, at December 31, 2003, has a working capital deficiency of $1,642,585. The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its operations. Should the Company be unable to realize the carrying 10 value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to continue operations and satisfy its' creditors.

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2002 and September 30, 2003, the Company had no fixed assets.

NOTE 4 - INTELLECTUAL PROPERTY

At December 31, 2003, intellectual property consists of: Patent application costs $ -0-.

At December 31, 2002, intellectual property consists of: Patent application costs $ -0-.

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

As of December 10, 2002 the patent application was too expensive for ATNG to prosecute when you consider their financial situation. Also, the patent application was nearly abandoned and in serious danger of being totally lost. Therefore ATNG sold the rights to the technology to another company in exchange for getting the patent application completed and issued and for future royalties based on a percentage of gross profits.

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

NOTE 6 - NOTES PAYABLE

     Notes payable at December 31, 2003 and December 31, 2002 consists of the following:
     -------------------------------------------------
     RELATED  PARTIES                                    12/31/03   12/31/02
     -------------------------------------------------------------  --------

     Note payable to officer/ director, unsecured, due on demand,
     interest at 7%                                             0   $243,805
     -------------------------------------------------------------  --------

     Note payable, to officer/director, unsecured, due on demand,
     interest at 7%                                             0    135,692
     -------------------------------------------------------------  --------

     Note payable to former officer, unsecured, due on demand,
     interest at 10%                               **      90,000     90,000
     -------------------------------------------------------------  --------
                                                         $ 90,000  $ 469,497
     --------------------------------------------------  ========  =========
         **This note is in dispute. There is no valid evidence to support this claim.

     OTHER
     --------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand,
     interest at 7%                                      $      0   $112,000
     --------------------------------------------------  --------  ---------

     Note payable, unsecured, due on demand,
     interest at 7%                                             0     50,000
     --------------------------------------------------- --------  ---------

     Notes payable, unsecured, due December 27, 2001 to January 12, 2002, interest at 8%, convertible
     to common stock                                            0          0
     --------------------------------------------------- --------  ---------

     Note payable, unsecured, due May 26, 2001,
     interest at 8%                             **         11,000     11,000
     --------------------------------------------------- --------  ---------
         **This note is in dispute. There is no valid evidence to support this claim.

     Note payable, unsecured, due on demand, interest
     Payable monthly at $5,000 cash, and 10,000 shares
     of common stock(Note 7)                                    0    100,000
     --------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand,
     interest at 7% and 10,000 shares of common
     stock                                                      0     25,000

     --------------------------------------------------  --------  ---------
     Note payable, unsecured, due on demand,
     interest at $500 per month                   **       20,000     20,000
     --------------------------------------------------- --------  ---------

         **We have been unable to locate any information related to the address of this individual or documentation to support the validation of the note.

                                                         $ 31,000  $ 318,000
     --------------------------------------------------  ========   ========
                                                           12/31/03   12/31/02
     BANKS
      Note payable Bank, due on demand, interest
     at 7% Payable monthly                   **          $       0  $300,000
     -------------------------------------------------------------  --------
     **According to the bank, ATNG never has owed this amount.

     Note: All these notes are being investigates for validity by management. A determination should be made during the 2nd quarter of 2004.

NOTE  7  -  OTHER  OBLIGATIONS

At December 31, 2003 and December 31, 2002, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

                                                     12/31/03  12/31/02
     ----------------------------------------------  --------  ---------

     30,000 shares as additional consideration for
     Borrowings (Note 6)
     ----------------------------------------------  --------  ---------
     2,500 shares - other                            $  2,500  $   2,500
     ----------------------------------------------  --------  ---------
     51,000 shares for consulting services            135,600    135,600
     ----------------------------------------------  --------  ---------
     Shares at market price for services              180,000    180,000
     ----------------------------------------------  --------  ---------
     60,000 shares for interest on debt                     0      1,600
     ----------------------------------------------  --------  ---------
                                                     $318,100  $ 319,700
     ------------------------------------------------========  =========

To the best of our knowledge, all stock considerations have been settled.

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

120,000 shares for interest expense, valued at $182,953 ($.09 cents to $3.50 per share).

203,000 shares in exchange for advertising, valued at $103,880 ($.40cents to $3.25 per share).

39,847 shares in exchange for loans of $75,000, valued at $45,000 ($.99 cents to $1.50 per share)

During the year ending December 31, 2003, the Company issued an aggregate 209,954,900 shares of its common stock as follows:

185,050,000 shares for employee stock incentive program; consideration of $ 1,192,658.66

56,750,000 shares for various professional services. (31,845,100 shares were returned to treasury).

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

5,000,000 shares of our Series C preferred stock were issued to Robert C. Simpson, Ph.D., our sole officer and director and controlling shareholder. 1,000,000 shares of our Series A preferred stock was issued to each of Dr. Simpson and E. Robert Gates, one of our controlling shareholders. The consideration for the issuance of the shares of our preferred stock was the exchange by Dr. Simpson of 10,000,000 shares of common stock, and the exchange by Mr. Gates of 8,000,000 shares of common stock.

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

5,000,000 warrants, exercisable at $7.20 per share through August 7, 2003, issued in conjunction with an agreement with Dish Network, Inc. (Dish). At December 31, 2001, none of the warrants were issued as Dish had not met performance requirements pursuant to the agreement.

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

At the shareholders meeting on September 6, 2003 the following was authorized; 5,000,000 shares of our Series C preferred stock was issued to Robert C. Simpson, Ph.D., our sole officer and director and controlling shareholder. 1,000,000 shares of our Series A preferred stock was issued to each of Dr. Simpson and E. Robert Gates, one of our 15 controlling shareholders. The consideration for the issuance of the shares of our preferred stock was the exchange by Dr. Simpson of 10,000,000 shares of common stock, and the exchange by Mr. Gates of 8,000,000 shares of common stock.

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

NOTE 14 - EXTRAORDINARY EVENTS

SETTLEMENT OF OLD DEBTS - THE OVERALL PICTURE OF DEBT REDUCTION

Liabilities as of 12/31/03 were over $5,000,000 during 2003. $3,000.000 worth of the debt was settled and another $2,000,000 was in the process of being settled. To the best of our knowledge $765,000 in old debt still remains. This "old debt" is in dispute due to the fact that we can not validate it. The records provided by debtors due not have the level of detail that is standard in the industry.

We are continuing to pay down all validated debts inherited from prior management and anticipate having all of the validated debts settled soon. We shall continue to work on the not yet validated but related legal/debt issues that are in dispute with the intent of settling this year.

SETTLEMENT OF OLD DEBTS - E. ROBERT GATES AND T.C. (TEDDY) KIM

E. Robert Gates and Tag Chong Kim signed off on their debt. We settled their combined debt, which was $2,000,000 for a combined amount of $93,500.00.

E. Robert Gates and T.C. (Teddy) Kim were issued Common Stock of 8,000,000 and 1,000,000 shares respectively. The market price of the stock on December 31, 2003 was .01/share. The value was $80,000.00 and $10,000.00 respectively.

E. Robert Gates and T.C. (Teddy) Kim also received shares of preferred stock valued at .10/per share. The shares issued were 25,000 and 10,000 shares respectively. These are Series A, Preferred Stock shares. Each share of Series A, Preferred Stock is convertible to 10 shares of Common Stock and has a value of $2500.00 and $1,000.00 respectively if converted on 12/31/03.

SETTLEMENT OF OLD DEBTS - ASIAN INFO LINK (AIL)-SEGMENT DATA MANAGEMENT (SDM)

Asian Info Link (AIL) and Segment Data Management (SDM) were allegedly purchased by ATNG from Elliot Kang and Roy Kim. The transaction has been reversed as though it did not happen - according to the specifications of the contract and also due to the lack of consideration from the principals of AIL and SDM. ATNG paid for AIL-SDM as per the contract but AIL-SDM did not pay ATNG. ATNG received no consideration, therefore was the acquisition was NEVER valid. Furthermore, the assets of AIL and SDM were moved to another location and both companies appear to be operating. Both companies appear to be operation autonomously.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 29, 2003, we terminated Wheeler, Wasoff, P.C., as our independent auditors. The audit report by Wheeler, Wasoff, P.C. for the year ended December, 31, 2001, contained an opinion which included a paragraph discussing uncertainties related to our continuation as a going concern. Otherwise, the audit report by Wheeler, Wasoff, P.C. for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         The change of accountants was approved by our board of directors.

         During the two most recent fiscal years and any subsequent interim period through April 29, 2003 there have not been any disagreements between us and Wheeler, Wasoff, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wheeler, Wasoff, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

         Regulation S-K Item 304(a)(1)(v) is not applicable.

         As of April 25, 2003, we engaged Russell & Atkins, PLC as our auditors. The decision to appoint them was recommended by our board of directors.

         During our two most recent fiscal years and any subsequent interim period prior to the engagement of Hunter, Russell & Atkins, PLC, neither we nor anyone on our behalf consulted with Russell & Atkins, PLC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

         We have requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant, and, if not, stating the respects in which they do not agree. We included the former accountant's letter as Exhibit 16 of our Form 8-K filed with the SEC on May 9, 2003.

ITEM 8A.      CONTROLS AND PROCEDURES.

         Our principal executive and financial officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) as of December 31, 2003. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         CHANGES IN INTERNAL CONTROLS. Our principal executive and financial officer is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive and financial officer concluded that our internal controls over financial reporting were effective.

         There were no significant changes in our internal controls over financial reporting or other factors that could significantly affect those controls during our fourth fiscal quarter of the Year 2003 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our sole director and executive officer is:

            NAME                 AGE                            POSITION                         POSITION HELD SINCE
            ----                 ---                            --------                         -------------------
       Robert Simpson             61         President, Secretary, Chairman of the Board of             2003
                                                 Directors and Chief Financial Officer

         Robert C. Simpson, Ph.D. Chairman - CEO. Dr. Simpson has been CEO of Pathobiotek Diagnostics, Inc, (Texas) from 1993 - 2001. From 2001- to date he has been president and director of Pathobiotek Diagnostics, Inc. (of Nevada) which was engaged in bio tech research. From 1990 - 1993 he was president of R. Simpson Associates, Inc., a management consulting firm with several major clients including General Electric, Ford, RWD Technologies Inc. and Symbol Technologies Inc. Dr. Simpson has extensive leadership, statistical methods, teamwork and implementation skills. He was manager at General Motors for 12 years (1978 - 1990) in Manufacturing engineering, Projects for Advanced Technologies and Organizational Development.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers, and persons holding more than ten percent of our Common Stock are required to file forms reporting their beneficial ownership of our Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

         Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

o        Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o        Accountability for adherence to the code.

         A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as Attachment A. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.atnginfo.com.

         We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1549 Leroy Street, Suite D-200, Fenton, Michigan 48430, telephone number (810) 714 - 2978.

BOARD COMMITTEES

         AUDIT COMMITTEE. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee, a copy of which is attached to this Annual Report as Attachment A. The audit committee reviews and evaluates our internal control functions. Since the audit committee has been formed recently, and has not yet has not been formally organized, there have been no meetings held or members appointed at the time of this Annual Report.

         COMPENSATION COMMITTEE. Our board of directors has created a compensation committee. The compensation committee makes recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee, a copy of which is attached to this Annual Report as Attachment B. Since the compensation committee has been formed recently, and has not yet has not been formally organized, there have been no meetings held or members appointed at the time of this Annual Report.

         EXECUTIVE COMMITTEE. We do not have an executive committee, although our board of directors is authorized to create one.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to ATNG Inc. and our subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001.

                                               SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                   --------------------------------    ------------------------------------
                                                                                AWARDS            PAYOUTS
                                                                       -------------------------- --------
                                                                       RESTRICTED    SECURITIES
                                   SALARY   BONUS      OTHER ANNUAL      STOCK       UNDERLYING     LTIP       ALL OTHER
   NAME AND PRINCIPAL                                  COMPENSATION     AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
        POSITION            YEAR     ($)      ($)           ($)            ($)           (#)         ($)          ($)
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------
   Dr. Robert Simpson       2003   $0

-------------------------- ------- ---------- ------- ---------------- ----------- -------------- --------- ---------------


COMPENSATION OF DIRECTORS

         None

EMPLOYMENT AGREEMENTS

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

o        All compensation plans previously approved by security holders; and

o        All compensation plans not previously approved by security holders.

                                                                                             NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE    FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
       PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS               REFLECTED IN COLUMN (A))
       -------------               -------------------                ------               ------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security holders                -0-                          -0-                          -0-
Equity compensation plans not
approved by security holders            241,800,000                     0.008                         -0-
Total                                   241,800,000                     0.008                         -0-


         The following table presents information regarding the beneficial ownership of all shares of our common stock as of the record date by:

o Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

o        Each of our directors;

o        Each of our named executive officers; and

o        All directors and officers as a group.

                                                                                     SHARES BENEFICIALLY
                                                                                             OWNED (2)
                                                                                         TYPE NUMBER
               NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                    PERCENT
               ----------------------------------------                                    -------
Dr. Robert Simpson                                                              Common        400,000       0.17%
                                                                          Series A Pfd       1,000,000      100%
All directors and executive officers as a group (one person)              Series C Pfd       5,000,000      100%


--------------------
(1) Unless otherwise indicated, the address for this stockholder is c/o ATNG Inc., 1549 Leroy Street, Suite D-200, Fenton, Michigan 48430. Also, unless otherwise indicated, the person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.


CHANGES IN CONTROL

         We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of ATNG Inc.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statement Schedules.

         None.

         (b)      Exhibits

 EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
 -----------                         -------------------------

3.1*              Articles of Incorporation (incorporated by reference to to
                  Exhibit 3.1 to Form 8K filed 8/25/99).
3.2*              Articles of Amendment to the Articles of Incorporation
                  (incorporated by Reference to Exhibit 3 of Form 8K filed
                  10/22/01).
3.2*              Bylaws (incorporated by reference to Exhibit 3(ii) filed
                  with Form SB-2 October 4, 2001).
10.1*             Agreement & Plan of Reorganization (incorporated by Reference to Exhibit 10.1 of Form 8K filed 9/21/01).
10.2*             Premiere Radio Network, Inc. Agreement (incorporated by
                  reference to Exhibit 10.2 to Form 10-KSB filed 05/16/2002).
10.3*             Dishnetwork, Inc. Agreement (incorporated by reference to
                  Exhibit 10.3 to Form 10-KSB filed 05/16/2002).
10.4*             News USA, Inc. Agreement (incorporated by reference to Exhibit
                  10.4 to Form 10-KSB filed 05/16/2002).
14**              Code of Ethics.
31.1**            Certification of Robert Simpson, President and Chief Executive
                  Officer of ATNG Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
31.2**            Certification of Robert Simpson, Chief Financial Officer and
                  Treasurer of ATNG Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
32.1**            Certification of Robert Simpson, President and Chief Executive
                  Officer of ATNG Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
32.2**            Certification of Robert Simpson, Chief Financial Officer and
                  Treasurer of ATNG Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

----------------
* Previously Filed
** Filed Herewith

         (c)      Reports on Form 8-K.

         Form 8-K filed on April 28, 2003 with respect to appointment of Dr. Robert Simpson as our chairman, CEO, and director.

         Form 8-K filed on May 9, 2003 with respect to change in our certifying accountant.

         Form 8-K filed on September 25, 2003 with respect to change of our domicile from Texas to Nevada.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by Russell & Atkins, PLC for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $15,000.00

         The aggregate fees billed by Wheeler, Wasoff, P.C. for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $0.00.

AUDIT-RELATED FEES

         The aggregate fees billed by Russell & Atkins, PLC for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $20,000.00.

         The aggregate fees billed by Wheeler, Wasoff, P.C. for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $39,067.37.

ALL OTHER FEES

         There were no other fees billed by Russell & Atkins, PLC or Wheeler, Wasoff, P.C. for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATNG INC.





Date: March 30, 2004
                                          By /s/ Robert Simpson
                                            ------------------------------------
                                              Robert Simpson,
                                              President, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                        Title                                       Date
          ---------                                        -----                                       ----

      /s/ Robert Simpson              President, Chief Executive Officer and Director             March 30, 2004
-------------------------------
        Robert Simpson


                                                                    ATTACHMENT A
                         CHARTER OF THE AUDIT COMMITTEE
                            OF THE BOARD OF DIRECTORS
                                  OF ATNG INC.

         AUDIT COMMITTEE PURPOSE. The Audit Committee of the Board of Directors of ATNG Inc., a Nevada corporation, (the "Company") is appointed by the Board of Directors to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:

o        Monitor the integrity of the Company's financial reporting process.

o Provide systems of internal controls regarding finance, accounting, and legal compliance.

o Monitor the independence and performance of the Company's independent auditors.

o Provide an avenue of communication among the independent auditors, management, and the Board of Directors.

         The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

         AUDIT COMMITTEE COMPOSITION AND MEETINGS. Audit Committee members shall meet the requirements of the National Association of Securities Dealers and the criteria set forth in the Appendix 1 attached hereto. The Audit Committee shall be comprised of two or more directors as determined by the Board of Directors, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his independent judgment. All members of the Audit Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Audit Committee shall have accounting or related financial management expertise.

         Audit Committee members shall be appointed by the Board of Directors on recommendation of a nominating committee. If an audit committee Chairman is not designated or present, the members of the Audit Committee may designate a Chairman by majority vote of the Audit Committee membership.

         The Audit Committee shall meet at least three times annually, or more frequently as circumstances dictate. The Audit Committee Chairman shall prepare and/or approve an agenda in advance of each meeting. The Audit Committee should meet privately in executive session at least annually with management, the independent auditors and as a committee to discuss any matters that the Audit Committee or each of these groups believes should be discussed.

AUDIT COMMITTEE RESPONSIBILITIES AND DUTIES.
--------------------------------------------

         Review Procedures.
         ------------------

o        Review and reassess the adequacy of this Charter at least annually.
         Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

o Review the Company's annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

         In consultation with the management and the independent auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

         INDEPENDENT AUDITORS. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence, and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

o Approve the fees and other significant compensation to be paid to the independent auditors.

o On an annual basis, the Audit Committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.

o Review the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

o Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

o Consider the independent auditors' judgment about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

         LEGAL COMPLIANCE. On at least an annual basis, review with the Company's counsel, any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with applicable laws and regulations, inquiries received from regulators or governmental agencies.

OTHER AUDIT COMMITTEE RESPONSIBILITIES.
---------------------------------------

o Annually prepare a report to stockholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.

o Perform any other activities consistent with this Charter, the Company's Bylaws and governing law, as the Audit Committee or the Board of Directors deems necessary or appropriate.

o Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

o Establish, review and update periodically a Code of Ethical Conduct and ensure that management has established a system to enforce this Code.

o        Periodically perform self-assessment of audit committee performance.

o Review financial and accounting personnel succession planning within the Company.

o Annually review policies and procedures as well as audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related party transactions and potential conflicts of interest.

                                          By Order of the Board of Directors,


                                          By /s/ Robert Simpson
                                            ------------------------------------
                                              Robert Simpson, President


Dated March 30, 2004

                                                                      APPENDIX 1


                                    ATNG INC.
                    DEFINITION OF INDEPENDENCE AS IT PERTAINS
                           TO AUDIT COMMITTEE MEMBERS

         To be considered independent, a member of the Audit Committee cannot:

         1. Have been an employee of the Company or its affiliates within the last three years;

         2. Have received compensation from the Company or its affiliates in excess of $60,000 during the previous fiscal year, unless for board service, in the form of a benefit under a tax-qualified retirement plan, or non-discretionary compensation;

         3. Be a member of the immediate family of an executive officer of the Company or any of its affiliates, or someone who was an executive officer of the Company or any of its affiliates within the past three years;

         4. Be a partner, controlling stockholder, or executive officer of a for profit organization to which the Company made, or from which the Company received payments (other than those arising solely from investments in the Company's securities) in any of the past three years in excess of the greater of $200,000 or five percent of the consolidated gross revenues for that year of either organization; or

         5. Be employed as an executive of another entity where any of the Company's executives serves on that other entity's compensation committee.

         Subject to compliance with the listing requirements of The Nasdaq Stock Market or any applicable stock exchange and the regulations of the Securities and Exchange Commission, and under the limited circumstances set forth in such listing requirements and regulations, one person (who is not a current employee or family member of an employee) not meeting the foregoing criteria may be appointed to the Audit Committee if the Board of Directors (i) determines that the best interests of the Company and its stockholders so require, and (ii) discloses, in the next annual proxy statement subsequent to such determination, the nature of the relationship and the reasons for that determination.

                                                                    ATTACHMENT B

                                   CHARTER OF
                           THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS
                                  OF ATNG INC.

         COMMITTEE COMPOSITION. The Compensation Committee (the "Committee") of the Board of Directors (the "Board") of ATNG Inc., a Nevada corporation (the "Company"), will be comprised of at least two members of the Board who are not employees of the Company. The members of the Committee, including the Committee Chairman, will be annually appointed by and serve at the discretion of the Board.

         FUNCTIONS AND AUTHORITY. The operation of the Committee will be subject to the Articles of Incorporation of the Company and applicable Nevada laws and any other applicable laws, rules or regulations, as in effect from time to time. The Committee will have the full power and authority to carry out the following responsibilities:

         1. To recommend the salaries, bonuses and incentives, and all cash, equity and other forms of compensation (the "total compensation") paid to the President and Chief Executive Officer of the Company, other members of the management of the Company as may be required under Nevada law, and advise and consult with the Chief Executive Officer regarding the compensation scheme for all executive officers.

         2. To advise and consult with management to establish policies, practices and procedures relating to the Company's employee stock, option, cash bonus and incentive plans and employee benefit plans and, as may be required under applicable law, and administer any such plans.

         3. To administer the Company's employee stock option plan and perform the functions contemplated to be performed by the management with respect to the President and Chief Executive Officer and all plan participants who may be deemed "officers" for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

         4. To advise and consult with management regarding managerial personnel policies and compensation schemes.

         5. To review and make recommendations to the full Board concerning any fees and other forms of compensation paid to members of the Board for Board and committee service.

         6. To exercise the authority of the Board concerning any policies relating to the service by the President and Chief Executive Officer, or any other member of management or executive officer, as a director of any unrelated company, joint venture or other enterprise.

         7. At the Committee's sole discretion, to review all candidates for appointment to senior managerial or executive officer positions with the Company and provide a recommendation to the Board.

         8. At the Committee's sole discretion, to annually or periodically interview all officers who directly report to the President and Chief Executive Officer.

         9. To administer the annual performance review of the President and Chief Executive Officer this is completed by the full Board. The Committee Chairman together with the Chairman of the Board shall review the results of the performance evaluation with the Chief Executive Officer.

         10. To perform such other functions and have such other powers as may be necessary or convenient in the efficient discharge of the foregoing responsibilities and as may be delegated by the Board from time to time.

         11. To regularly report to the Board the activities of the Committee, or whenever it is called upon to do so.

         MEETINGS. The Committee will hold regular meetings each year as the Committee may deem appropriate. The President and Chief Executive Officer and Chairman of the Board, and any other invited employees and outside advisers, may attend any meeting of the Committee, except for portions of the meetings where his or their presence would be inappropriate, as determined by the Committee Chairman.

         MINUTES AND REPORTS. The Committee will keep minutes of each meeting and will distribute the minutes to each member of the Committee, and to members of the Board who are not members of the Committee and the Secretary of the Company. The Committee Chairman will report to the Board the activities of the Committee at the Board meetings or whenever so requested by the Board.

                                         By Order of the Board of Directors,


                                         By /s/ Robert Simpson
                                           -------------------------------------
                                             Robert Simpson, President


Dated March 30, 2004.