Form 10QSB
period 2004-03-31
ATNG INC
filed 2004-05-14
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

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


                                 (810) 714-2978
                           (Issuer's telephone number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, we had 241,550,000 shares of our common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   2
   Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   2
      Balance Sheet as of March 31. 2004 and December 31, 2003. . . . .   2
      Statement of Operations as of 2003 and 2004 . . . . . . . . . . .   3
      Statement of Cash Flow of as 2003 and 2004. . . . . . . . . . . .   4
      Notes to Financial Statements . . . . . . . . . . . . . . . . . .   5
   Item 2.  Management's Discussion and Analysis or Plan of Operation .  16
   Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  19
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  19
   Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  19
   Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . .  19
   Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  19
   Item  4.  Submission of Matters to a Vote of Security Holders. . . .  19
   Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . .  19
   Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  19
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 21 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 22 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 23 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    ATNG INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                BALANCE STATEMENT


                                                       MARCH 31,     DECEMBER 31
                                                         2004           2003
                                                      (UNAUDITED)
                         ASSETS
CURRENT ASSETS
   Cash                                              $      8,607   $    357,493
   Accounts Receivables-Related Parties                   390,000
TOTAL CURRENT ASSETS                                 $    398,607   $    357,493

TOTAL ASSETS                                         $    398,607   $    357,493

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Accounts Payable                                  $  1,343,865   $  1,454,613
   Accrued Salaries                                       159,406        159,406
   Payroll Taxes                                          234,930        234,930
   Accrued Interest                                        30,129         30,129
   Notes Payable-Related                                   90,000         90,000
   Notes Payable-Other                                     31,000         31,000
   Notes Payable-Bank                                           -              -
TOTAL CURRENT LIABILITIES                            $  1,889,329   $  2,000,078

OTHER OBLIGATIONS                                    $    318,100   $    318,100

STOCKHOLDER'S DEFICIENCY
   Common Stock, $.001 par value:
   Authorized 950,000,000
   Issued 317,021,906
   Outstanding 241,550,000 and 317,021,906
   Issued Respectively                               $ 317,021.91   $  24,155.00
   Preferred Stock, Series A, Par Value .0001
   20,000,000 shares authorized, 5,000,000 issued             400            400
   Preferred Stock, Series C, Par Value .0002
   20,000,000 shares authorized, 5,000,000 issued           1,000          1,000
   Capital in Excess of Par Value                      21,256,095     20,758,907
   Deficit Accumulated During Development Stage       (23,383,339)   (22,745,147)
TOTAL STOCKHOLDER'S DEFICIENCY                         (1,808,822)    (1,960,685)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY       $    398,607   $    357,493

   The accompanying notes are an integral part of these financial statements.

                                                          ATNG INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENT OF OPERATION


                                                                                                          CUMULATIVE FROM
                                                                                         CUMULATIVE     INCEPTION OF JANUARY
                                                                                        TO MARCH 31,    20, 2000 TO DECEMBER
                                                             2003           2004            2004              31, 2003
REVENUES
  Telecommunications Services-Net                                   -              -   $  668,520.00   $             668,520
  Advertising-Net                                                   -              -         306,821                 306,821
  Services and Other-Net                                            -              -          92,715                  92,715
TOTAL REVENUES                                                      -                  $   1,068,056   $           1,068,056
OPERATING EXPENSES
  Cost of Services                                                                 -   $   1,669,206   $           1,669,206
  Advertising                                                           $        750       4,402,496               4,401,746
  General & Administrative                               $  2,240,797        749,983      13,978,865              13,228,882
  Interest                                                     43,090              -         456,376                 456,376
  Depreciation                                                                     -          48,544                  48,544
TOTAL OPERATING EXPENSES                                 $  2,283,887   $    750,733   $  20,555,487   $          19,804,754
NET INCOME BEFORE EXTRAORDINARY ITEM AND
  OTHER EXPENSES                                          ($2,283,887)     ($750,733)   ($19,487,431)           ($18,736,698)
Extraordinary Item-Settlement of Debts and Liabilities   $  3,913,376   $    112,545   $   4,025,921   $           3,913,376
OTHER EXPENSES
  Disposal of Fixed Assets                                          -              -               -                       -
  Excess of purchase price over net book
  value of acquired subsidiaries                                    -              -               -                       -
  Investment banking fee                                            -              -               -                       -
  Merger and reorganization costs                                   -              -   $     472,181   $             472,181
  Write off of intellectual property                                -              -         113,253                 113,253
  Write off of prepaid advertising                                  -              -               -                       -
  Write off of investment in marketable
  securities                                                        -              -         149,792                 149,792
  Write off of investment in joint venture                          -              -         600,000                 600,000
TOTAL OTHER EXPENSES                                                -              -   $   1,335,226   $           1,335,226
NET GAIN (LOSS)                                          $  1,629,489      ($638,187)   ($16,796,735)           ($16,158,548)

Net Gain (Loss) Per Common Share Basic and
Diluted                                                          0.01          (0.00)          (0.27)                  (0.27)
Weighted Average Number of Shares
Outstanding
Basic and Diluted                                        $108,772,869   $296,954,203   $ 356,194,831   $          59,240,628

                          The accompanying notes are an integral part of these financial statements.

                                                      ATNG INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF CASH FLOW


                                                                                                      CUMULATIVE TO
                                                                           2003           2004        MARCH 31, 2004
Cash Flows From Operating Activities
    Net income (loss)                                                  $  1,629,489      ($888,187)     ($23,633,333)
  Adjustments to reconcile net (loss) to net cash (used) by
  operating activities:
    Depreciation                                                                                     $        48,544
    Amortization of prepaid advertising                                                                    2,275,000
    Debt for expenses                                                                                         80,433
    Write off of excess purchase price of investment subsidiary                                            3,162,202
    Write off of fixed assets                                                                                127,255
    Write off of intellectual property                                                                       113,253
    Write off of marketable securities                                                                       149,792
    Write off of Korean Joint Venture                                                                        600,000
    Write off of prepaid advertising
    Income from liabilities forgiven                                    ($2,600,210)       ($9,066)       (2,609,276)
    Common stock warrants issued for services                                                                 21,548
    Common stock issued for debt                                                                              99,553
    Common stock issued for services, salaries and interest                                                6,768,242
    Common stock issued for advertising                                                                    3,109,800
    Common stock issued for investment banking services                                                    1,385,550
    Net change in other obligations                                                                          177,460
  Changes in assets and liabilities
    (Increase) decrease in accounts receivable, prepaids and others                                           49,194
    Increase (decrease) in accounts payable, and accrued expenses           135,555       (110,748)        4,436,086
    Increase (decrease) in deferred revenue                                                                 (201,470)
     Net cash provided (used) in operating activities                     ($835,166)   ($1,008,002)      ($3,840,168)
Cash Flows From Investing Activities
    Cash paid for property and equipment                                                                    ($87,602)
    Acquisition of subsidiaries not of cash acquired                                                           5,585
    Cash paid for intellectual property                                                                     (113,253)
    Investment in Korean Joint Venture                                                                      (600,000)
     Net cash provided (used) in investing activities                             -              -         ($795,270)
Cash Flows From Financing Activities
    Proceeds from borrowing-related                                                                  $       583,763
    Repayment of borrowing-related                                                                          (113,176)
    Proceeds from borrowing-other                                                                            415,000
    Repayment of borrowing-other                                                                             (52,000)
    Proceeds from borrowing-bank                                                                              74,076
    Cash paid for offering costs                                                                            (102,958)
    Proceeds from sale of common stock                                 $  1,192,659   $  1,016,609         4,196,833
     Net cash provided (used) in financing activities                  $  1,192,659   $  1,016,609   $     5,001,538
Net Increase (Decrease) in Cash                                        $    357,493   $      8,607   $       366,100
Cash Beginning of Period                                                                                    (357,493)
Cash End of Period                                                     $    357,493   $      8,607   $         8,607

                      The accompanying notes are an integral part of these financial statements.

                                   ATNG, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

On May 12, 2004 the Bankruptcy Court approved the settlements reached between ATNG Inc. and the Petitioning Creditors and accordingly dismissed the entire bankruptcy proceeding which had been brought against ATNG.

The judge signed the order dismissing the Involuntary Petition which was filed against ATNG on July 15, 2003. The signing effectively ends all known legal action against ATNG, including a federal court case in Tennessee and a state court case in California. The parties to those pending lawsuits in California and Tennessee will seek dismissal of those actions in their respective courts.


ATNG is now resuming acquisition activities. There are three acquisitions planned for this quarter.

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

NOTE 2 - BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company commenced principal operations during 2001 and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2003 of <$22,745,145> and, at December 31, 2003, has a working capital deficiency of $1,642,585. The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its operations. Should the Company be unable to realize the carrying 10 value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to continue operations and satisfy its' creditors.

NOTE 3 - PROPERTY AND EQUIPMENT

     As of December 31, 2003 and March 31, 2004, the Company had no fixed assets.

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

NOTE 6 - NOTES PAYABLE

The notes listed below have been settled as of May 12, 2004

     Notes payable at December 31, 2003 and March 31, 2004 consists of the following:

Related parties                                                                      12/31/03   03/31/04
                                                                                     ---------  ---------
Note payable to officer/ director, unsecured, due on demand, interest at 7%                  0  $       0
Note payable, to officer/director, unsecured, due on demand, interest at 7%                  0          0
Note payable to former officer, unsecured, due on demand, interest at 10% **            90,000     90,000
                                                                                     ---------  ---------
                                                                                     $  90,000  $  90,000
                                                                                     =========  =========


     **This note is in dispute.  There is no valid evidence to support this claim.

Other
Note payable, unsecured, due on demand, interest at 7%                               $       0  $       0
Note payable, unsecured, due on demand, interest at 7%                                       0          0
Notes payable, unsecured, due December 27, 2001 to January 12, 2002, interest at
8%, convertible to common stock                                                              0          0
Note payable, unsecured, due May 26, 2001, interest at 8% **                            11,000     11,000
**This note is in dispute.  There is no valid evidence to support this claim.

Note payable, unsecured, due on demand, interest Payable monthly at $5,000 cash,
and 10,000 shares of common stock(Note 7)                                                    0          0
Note payable, unsecured, due on demand, interest at 7% and 10,000 shares of
common stock                                                                                 0          0
Note payable, unsecured, due on demand, interest at $500 per month **                   20,000     20,000
                                                                                     ---------  ---------
                                                                                     $  31,000  $  31,000
                                                                                     =========  =========
**We have been unable to locate any information related to the address of this individual or documentation to support the validation of the note.

                                                                                      12/31/03   03/31/04
                                                                                     ---------  ---------
Banks
Note payable Bank, due on demand, interest at 7% Payable monthly **                  $       0  $       0

**According to the bank, ATNG never has owed this amount.

Note: All these notes are being investigated for validity by management. A determination should be made during the 2nd quarter of 2004.

NOTE 7 - OTHER OBLIGATIONS

     At December 31, 2003 and March 31, 2004, the Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations as follows:

                                                                                     12/31/03   03/31/04
30,000 shares as additional consideration for Borrowings (Note 6)
2,500 shares - other                                                                 $   2,500  $   2,500
51,000 shares for consulting services                                                  135,600    135,600
Shares at market price for services                                                    180,000    180,000
60,000 shares for interest on debt                                                           0          0
                                                                                     ---------  ---------
                                                                                     $ 318,100  $ 318,100
                                                                                     =========  =========

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

     1,665,000 shares for investment banking services, valued at $1,385,383 ($.67 to $.85 cents per share).

     120,000 shares for interest expense, valued at $182,953 ($.09 cents to $3.50 per share).

     203,000 shares in exchange for advertising, valued at $103,880 ($.40 cents to $3.25 per share).

     39,847 shares in exchange for loans of $75,000, valued at $45,000 ($.99 cents to $1.50 per share)

     During the year ending December 31, 2003, the Company issued an aggregate 209,954,900 shares of its common stock as follows:

     185,050,000 shares for employee stock incentive program; consideration of $1,192,658.66

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

NOTE 12 - RELATED PARTY TRANSACTIONS

     Related party transactions are as follows:

     At the shareholders meeting on September 6, 2003 the following was authorized; 5,000,000 shares of our Series C preferred stock was issued to Robert C. Simpson, Ph.D., our sole officer and director and controlling shareholder. 1,000,000 shares of our Series A preferred stock was issued to Dr. Simpson the controlling shareholder. The consideration for the issuance of the shares of our preferred stock was the exchange by Dr. Simpson of 10,000,000 shares of common stock.

     During the quarter, ATNG Inc. loaned money to Pathobiotek Inc. for $215,000 to be resolved in the second quarter of 2004. An additional $35,000 was loaned to Pathobiotek Inc. during the quarter. ATNG Inc. also loaned money to Blue Kiwi Inc. for $125,000.00 to be resolved in the second quarter of 2004. Also, ATNG Inc. loaned Matt Jennings (1st US Holdings International) $15,000.00 to be paid back no later than July 1, 2004. The President of ATNG Inc, Robert C. Simpson, PhD, is also the Chairman of Pathobiotek Inc. and Blue Kiwi Inc. Pathobiotek Inc. paid all of the operating expenses for ATNG from October 2002 to June 15, 2003, in addition to some of the expenses between June 15, 2003 and this date. ATNG is awaiting an invoice from Pathobiotek Inc. for management and consulting fees for services rendered between October 2002 and this date. Said fees should offset the loans.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     In February 2001, the Company entered into a non-cancelable lease for office facilities in Memphis, Tennessee. Minimum payments due under this lease are as follows: 2002 $65,868 and 2003 $10,978. The Company vacated this property in 2002 and is negotiating with the landlord concerning this obligation. This dispute was settled on March 19, 2004 for $6,402.40. This lease has been canceled and we have no further obligation remaining on the lease.

NOTE 14 - LEGAL PROCEEDINGS

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

     On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider. The Company can not validate the CNM debt. CNM refused to provide records required for validation. Management is disputing all charges by CNM. The litigation is in process. The Company has retained legal counsel to answer the allegations and pursue counter claims. The Company denies the additional off-network charges of $133,000 which were billed retroactively and expects to prevail in this matter. In the opinion of the Company's legal counsel, this matter will most likely conclude in an unfavorable result to the Company in a range of $135,000 to $500,000 erasing the debt plus damages etc. Included in accounts payable as of December 31, 2002 and 2001 was $253,715 and $261,366 respectively for this potential liability.

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

     On May 12, 2004 the Bankruptcy Court approved the settlements reached between ATNG Inc. and the Petitioning Creditors and accordingly dismissed the entire bankruptcy proceeding which had been brought against ATNG.

     The judge signed the order dismissing the Involuntary Petition which was filed against ATNG on July 15, 2003. The signing effectively ends all known legal action against ATNG, including a federal court case in Tennessee and a state court case in California. The parties to those pending lawsuits in California and Tennessee will seek dismissal of those actions in their respective courts.

NOTE 15 - EXTRAORDINARY EVENTS

     Settlement of old debts - The overall picture of debt reduction

     Liabilities as of 12/31/03 were over $5,000,000 during 2003. All of the old debt has been settled except for about $200,000 which has not been validated.

     We are continuing to pay down all validated debts inherited from prior management and anticipate having all of the validated debts settled soon. We shall continue to work on the not yet validated debt with the intent of settling upon validation.

     Settlement of old debts - E. Robert Gates and T.C. (Teddy) Kim

     E. Robert Gates and Tag Chong Kim signed off on their debt. We settled their combined debt, which was $2,034,703 for a combined amount of $93,500.00.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     During 2001, we commenced operations and earned our initial revenue from telecommunication services. During the latter part of 2002 we were not able to raise sufficient capital to continue our business objectives. Therefore, all our operations ceased, all employees were terminated, all assets were written off and all liabilities provided for in the financial statements at December 31, 2002. Since then, Dr. Robert Simpson has either provided working capital or facilitated the acquisition of working capital to revitalize the business.

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

     We are over a year into a turnaround period with the negotiation for strategic alliances acquisitions of several entities that can provide steady significant growth to us. The first acquisition is planned for May 12, 2004.

     In this Form 10-QSB Quarterly Report, references to "us" refer to ATNG Inc and our subsidiaries, unless the context indicates otherwise.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

SALES

     We have generated no sales revenues during the period covered by this Form 10-QSB.

LOSSES

     Net loss for the three months ended March 31, 2004, was $638,187. The loss is primarily attributable to the costs associated with our of several lawsuits and expenses relating to administration.

     We expect to become profitable in fiscal year 2004 through acquisitions of at least two of our strategic partners. There can be no assurance that we will achieve or maintain profitability, generate revenue or sustain future growth.

RESULTS OF OPERATIONS

     During the quarter ended March 31, 2004, we incurred an operating loss of $638,187 and had no revenues. The loss featured, advertising, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2003, our revenue is currently insufficient to cover our costs and expenses. Dr. Robert Simpson, our director and chief executive officer, continues to provide us the funds needed to continue its development and operations. To the extent our revenue shortfall exceeds this stockholder's willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     Our management anticipates that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to its ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

RECENT DEVELOPMENTS

     On January 27, 2004, we received a request from DK Holdings, L.L.C. pursuant to Rule 14d-5 under the Securities Exchange Act of 1934, as amended.
On January 27, 2004, we responded to DK Holdings, L.L.C. that as soon as its request was made in proper form, we would comply with the request as required by law. We have no previous knowledge of DK Holdings, L.L.C. or what its intentions might be.

     Rule 14d-5 of the Exchange Act typically is used in connection with tender offers. As of the date of this Report, we have no information with respect to any tender offer for our securities. As soon as we possess such information, appropriate disclosures will be made as required by law.

     At a status conference held by the Bankruptcy Court and attended by our counsel and counsel for the petitioning creditors on April 7, 2004, it was announced to the Court that we have reached a settlement agreement with all petitioning creditors to dismiss the involuntary bankruptcy petition which the Petitioning Creditors had filed against us on July 15, 2003, in Case No. LA 03-28687-BB, pending in the U.S. Bankruptcy Court for the Central District of California in Los Angeles. The settlement agreement is subject to Bankruptcy Court approval. A final court hearing to obtain such approval is scheduled for May 12, 2004. Our counsel is optimistic that the Bankruptcy Court will approve the proposed settlement at the time of the final hearing.

     When such settlement is approved, the involuntary bankruptcy case will be dismissed in its entirety, and such settlement will also enable all other material litigation pending against us to be finally resolved and dismissed, that being the cases of James M. Crunk v. ATNG, Case No. 01-CV-2573 pending in the U.S. District Court for the Western District of Tennessee, and CNM Network, Inc. v. ATNG, Case No. SC070673 pending in the Superior

Court of Los Angeles County, California. Both Crunk and CNM Network, Inc. have signed settlement agreements with us.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Please see "Recent Developments" in Item 2, above.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                                IDENTIFICATION OF EXHIBIT
-----------                                -------------------------
  3.1**      Articles of Incorporation
  3.2**      Bylaws
  31.1*      Certification of Dr. Robert Simpson, Chief Executive Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*      Certification of Dr. Robert Simpson, Chief Financial Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1*      Certification of Dr. Robert Simpson, Chief Executive Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*      Certification of Dr. Robert Simpson, Chief Financial Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*     Filed herewith.
**   Previously  filed.

(b)  Reports  on  Form  8-K.

     Form 8-K filed January 28, 2004 regarding a request from DK Holdings, L.L.C. pursuant to Rule 14d-5 under the Securities Exchange Act of 1934, as amended.

     Form 8-K filed April 12, 2004 regarding a settlement agreement with all petitioning creditors to dismiss the involuntary bankruptcy case filed against us in the U.S. Bankruptcy Court for the Central District of California in Los Angeles.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATNG INC.

Dated May _____ , 2004.

                                   By  /s/  Dr. Robert Simpson
                                     -------------------------------------------
                                     Dr. Robert Simpson,
                                     President and Chief Executive Officer