Form 10QSB
period 2004-06-30
ATNG INC
filed 2004-08-25
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-28519

                                    ATNG INC.
                 (Name of small business issuer in its charter)

                   NEVADA                                      76-0510754
    (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)

    1549 N. LEROY ST., SUITE D-200, FENTON, MICHIGAN             48430
        (Address of principal executive offices)               (Zip Code)

                                 (810) 714-1011
                          (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 414,226,906 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one): Yes[X] No [ ]

                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . .3
     Item 2.  Management's Discussion and Analysis or Plan of Operation . . . 10
     Item 3.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . 11
PART  II  -  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 12
     Item 1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . 12
     Item 2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . 12
     Item 3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . 12
     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 12
     Item 5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . 12
     Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 14 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 15 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 16 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix.

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

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

MANAGEMENT'S  PLAN  OF  OPERATION

     General. We are over a year into a turnaround period with the negotiation for strategic alliances acquisitions of several entities that we hope will provide steady significant growth to us. The first acquisition was planned for May 2004, but will now be in August 2004 when the required audit should be completed. The revitalization process began in the fall of 2002 when our former management was replaced. At the time Robert Simpson assumed the role of chief executive officer, the operating objectives were as follows:

-    Raise operating capital to sustain operations;

- Settle all old debts incurred prior to the 4th quarter of 2002 and keep all debt current going forward;

-    Manage  the  legal  issues  inherited  from  the  prior  management  team;

-    Get  us  profitable;  and

-    Create shareholder value.

     The first four objectives were all achieved by or during the 2nd quarter of 2004 as follows:

- We provided enough working capital to save and begin rebuilding our company;

- All of the inherited debts were settled with the exception of a few that could not be validated and the value of those is less than $125,000.00 compared to the $9,000,000.00 in debt and legal exposure inherited from the prior management;

- All the legal issues inherited from the prior management have been settled and there are no pending legal actions; and

- We made a profit in the 2nd quarter of 2004 and it is expected that we will be profitable in the 3rd and 4th quarter of 2004 if our projections are actualized.

     Creating shareholder value has been a difficult task mainly because of the excessive naked shorting of our stock in the open market. Actions are under way to deal with the naked short problem which includes more aggressive action against the Berlin Stock Exchange which listed our stock without permission and has been very difficult to deal with by refusing cooperation.

     The acquisition of Blue Kiwi Inc. according to a prior agreement should occur within days. It is only a matter of completing and signing documents. There are several other acquisitions in process and they will be announced as they occur. The next acquisition planned is that of Future Beverages Inc. (FBI) which produces "Impact Water Plus."

     A strategic partner, ZannWell Inc., is now a growing company engaged in the acquisition, management and sale of real properties. ATNG has a shareholder interest in ZannWell. Other strategic partners include 1st US Holdings d/b/a Price Right Automotive Group, Oilx Inc., Danitom Holdings Inc., and Cryptobe Inc. Each strategic partner is a source of revenue for ATNG.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     There  were  no  revenues.

     Operating Expenses. During the three-month period ended June 30, 2004, operating expenses were $834,721 as compared to $449,800 for the same period in 2003. The increase in operating expenses isas a result of increased bonuses and consulting fees

     We   anticipate  revenue  will  begin  July  2004.

     Debt Forgiveness Income was 924,828 due to settlement of debt with creditors.

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     It is anticipated that cash flow from operations will satisfy our cash flow requirements by the end of the year.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     Operating Expenses. During the six-month period ended June 30, 2004, operating expenses were $1,585,456 as compared to $615,900 for the same period in 2003The increase in operating expenses is a result of increased bonuses and consulting fees.

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our revenues were derived from our telecom operations in the U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. The management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2003 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

RECENT DEVELOPMENTS

We have completed the acquisition of Blue Kiwi Inc. Blue Kiwi has two products on the market, the Fatigue Pack and the PMS Pack. The national television advertising begins in approximately two weeks along with a comprehensive media campaign for enhancing sales and achieving our revenue targets.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

          As of the date of this report, we are not involved in any legal proceedings.

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

          None.

ITEM 5.  OTHER  INFORMATION.

          None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

     EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT
     -----------                      -------------------------

     3.1**     Articles  of  Incorporation
     3.2**     Bylaws
     31.1*     Certification of Robert C. Simpson, Chief Executive Officer of
               ATNG Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

     EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT
     -----------                      -------------------------

     31.2* Certification of Robert C. Simpson, Chief Financial Officer of ATNG Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1* Certification of Robert C. Simpson, Chief Executive Officer of ATNG Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
     32.2* Certification of Robert C. Simpson, Chief Financial Officer of ATNG Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002
__________
*    Filed  herewith.
**   Previously  filed.

                                    ATNG INC.
                                  BALANCE SHEET
                               As of June 30, 2004
                                   (Unaudited)

                         ASSETS
Current Assets
  Cash                                                     $    114,111
  Investment in related party                                   150,000
                                                               ---------
      Total Current Assets                                 $    264,111
                                                               =========


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                         $    343,978
  Accrued salaries                                              121,556
  Payroll taxes                                                 234,930
  Notes payable - related parties                                 1,750
  Notes payable - others                                        212,856
                                                               ---------
      Total Current Liabilities                                 915,070
                                                               ---------

Stockholders' Deficit
  Common stock, $.001 par value, 900,000,000 shares
    authorized, 414,226,906 shares issued and outstanding       414,227
  Preferred stock,
    Series A, $.001 par, 20,000,000 shares authorized,
    2,140,200 issued and outstanding                              2,140
    Series C, $.002 par, 20,000,000 shares authorized,
    5,000,000 shares issued and outstanding                      10,000
  Paid in capital                                            22,215,904
  Accumulated deficit                                       (23,293,230)
                                                               ---------
      Total Stockholders' Deficit                              (650,959)
                                                               ---------
Total Liabilities and Stockholders' Deficit                $    264,111
                                                               =========

                                     ATNG INC.
                              STATEMENTS OF OPERATIONS
                        For the Three Months and Six Months
                            Ended June 30, 2004 and 2003
                                    (Unaudited)


                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                               2004           2003          2004           2003
                           ------------   -----------   ------------   ------------
Revenue                    $          -   $         -   $          -   $         -

General & administrative
  (expense)                    (834,721)     (499,800)    (1,585,456)     (615,900)
Debt forgiveness income         924,828             -      1,037,373             -
                           ------------   -----------   ------------   ------------
  NET INCOME (LOSS)        $     90,107   $  (499,800)  $   (548,083)  $  (615,900)
                           ============   ===========   ============   ============


Basic and diluted loss
  per share                $        .00   $      (.01)  $       (.00)  $      (.01)

Weighted average shares
  outstanding               257,704,977    35,316,174    251,885,657    47,243,087

                                    ATNG INC.
                             STATEMENTS OF CASH FLOW
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                         2004          2003
                                                        ---------    ---------
Cash Flows Used in Operating Activities
  Net loss                                           $   (548,083)  $ (615,900)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                          1,837,783      583,581
    Debt forgiveness                                  ( 1,037,373)           -
    Reimbursement due from a related party
      and paid in stock after the period-end            ( 150,000)           -
    Net change in other obligations                             -          600
  Changes in:
    Accounts payable                                   (  225,580)      56,669
    Accrued expenses                                    (  30,129)           -
    Note payable - related                              (  90,000)           -
                                                        ---------    ---------
  Net Cash provided (used)in Operating Activities       ( 243,382)      24,950
                                                        ---------    ---------
Cash Flows From Financing Activities
  Repayment of borrowing - other                                -    (  25,000)
  Proceeds from sale of common stock                            -       21,719
                                                        ---------    ---------
    Net Cash provided (used)in Financing Activities             -     (  3,281)
                                                        ---------    ---------
Net change in cash                                      ( 243,382)      21,669

Cash at beginning of period                               357,493            -
                                                        ---------    ---------
Cash at end of period                                $    114,111   $   21,669
                                                        =========    =========

                                    ATNG INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATNG Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ATNG's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003, as reported in the 10-KSB have been omitted.


NOTE 2 - INVESTMENT IN RELATED PARTY

ATNG allocated $150,000 in overhead expenses to another company controlled by the Chief Executive Officer of ATNG. This amount was accounted for as a reduction in ATNG overhead expenses. Payment was made in August 2004 and consisted of 3,000,000 shares of ZannWell, Inc. valued at $150,000.

NOTE 3 - PREFERRED STOCK

ATNG issued 1,000,000 Series A preferred shares for services valued at $100,000 and 140,200 Series A preferred shares for debt repayment of $20,026 during 2004 to date, valued at 10 times the equivalent market stock price for ATNG common stock because the preferred is convertible into common stock at any time by holders.

NOTE 4 - COMMON STOCK

ATNG issued 172,676,906 shares of its common stock services during 2004 to date, valued at current market value or $1,837,783.

NOTE 5 - SUBSEQUENT EVENTS

Through early August 2004, ATNG issued 1,028,505 Series A and 5,000,000 Series C preferred shares for services.

(b)  Reports on Form 8-K.

- On April 12, 2004, we filed a Current Report regarding the settlement in the involuntary bankruptcy case.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ATNG  INC.

Dated  August 25, 2004.

                                           By  /s/  Robert C. Simpson
                                             -----------------------------
                                               Robert C. Simpson,
                                               Chief Executive Officer