Form 10QSB
period 2004-09-30
ATNG INC
filed 2004-11-22
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-28519

                                    ATNG INC.
                 (Name of small business issuer in its charter)

                   NEVADA                                  76-0510754
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


1549 N. LEROY ST., SUITE D- 1,000, FENTON, MICHIGAN             48430
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, the issuer had 573,244,906 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):
Yes  [_]  No  [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
   Item 2.  Management's Discussion and Analysis or Plan of Operation .  10
   Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12
   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
   Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  12
   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  12
   Item 4.  Submission of Matters to a Vote of Security Holders . . . .  12
   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  12
   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 14 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 15 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 16 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 17

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

MANAGEMENT'S PLAN OF OPERATION

     General. We are approximately two years into a turnaround period. Affiliations with and/or acquisitions of several entities are in process that we expect to provide steady significant growth to us. The first acquisition, Blue Kiwi Inc., was completed during the 3rd Quarter of 2004. Our revitalization process began in the fall of 2002 when the former management team departed. At that time Robert Simpson assumed the role of chief executive officer and the operating objectives were as follows:

-    Raise operating capital to sustain operations.

- Settle all old debts incurred prior to the 4th quarter of 2002 and keep all debt current going forward.

- Manage the legal issues, including those inherited from the prior management team.

-    Get the Company profitable.

-    Create shareholder value.

          The first four objectives were achieved by or during 2004 as follows:

-    We provided enough working capital for a turnaround and revitalization.

- All of the inherited debts were settled with the exception of a few that could not be validated and the value of those is less than $125,000.00 compared to the $9,000,000.00 in debt and legal exposure inherited from the prior management. Most of the liabilities currently shown in the financials are expected to be written off in approximately 24 months.

- All the legal issues inherited from the prior management have been settled and there are no pending legal actions.

     The acquisition of Blue Kiwi Inc. is complete and finally, the products are beginning to sell. The national ad campaign did not meet our expectations. Our new product development coordinator, our formulator, Steve Rittmanic, and the products we will introduce over the next 12 months are expected to boost sales and profits.

     An  affiliate,  ZannWell  Inc.,  is  now  a  growing company with a similar
business  model  to  ours.  We  sold  our   rights  to Future Beverages Inc. to
ZannWell for cash and other considerations. The Future Beverages products will be the primary product line for ZannWell.

     We have three promising patents, one for multiple sclerosis and chronic fatigue, one for an activating virus and one for analog compression technology. At least two of these show promise for the next couple of years.

     We have several companies that we manage for a share of the income, but have no ownership interest. These companies are:

-    Blue  Kiwi  Inc.

-    Pathobiotek-Cryptobe

-    OILX  Inc.

-    Danitom  BBQ  Inc.

-    CarZann  Inc.

-    SKS  Skin  Care

-    TMCP  Natural  Products

-    Lucy's  Veterinary  Products

-    ZannWell  Inc.

-    Future  Beverages  Inc.

-    Zann-MI  Corp.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003

     There were no revenues.

     Operating Expenses. During the three-month period ended September 30, 2004, operating expenses were $3,590,639 as compared to $4,051 for the same period in 2003. The increase in professional expenses, acquisition expenses and operating expenses are mainly a result of launching two new products and related expenses.

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

     The operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company. However, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $27,000,000. The very positive side of this operating loss will be beneficial to us as our affiliated business units become profitable in 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Nine months ended September 30, 2004 compared to the corresponding period in 2003.

     Operating Expenses. During the nine-month period ended September 30, 2004, operating expenses were $5,402,648 as compared to $619,951 for the same period in 2003. The increase in professional expenses, acquisition expenses and operating expenses are mainly a result of launching two new products and related expenses.

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

     On August 24, 2004, we filed a Certificate of Designation establishing Series A Preferred Stock. 20,000,000 shares have been designated as Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into 10 fully paid and nonassessable shares of the Common Stock. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock is entitled to one vote on such matters multiplied by the number of shares of the Series A Preferred Stock held by such holder.

     On August 24, 2004, we filed a Certificate of Designation establishing Series C Preferred Stock. 20,000,000 shares have been designated as Series C Preferred Stock. The Series C Preferred Stock is not convertible into shares of the Common Stock. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series C Preferred Stock shall be entitled to 100 votes on such matters equal to the number of shares of the Series C Preferred Stock held by such holder at the record date for the determination of stockholders entitled to vote on such matters.

     On August 27, 2004, we filed a Certificate of Correction for the Certificate of Designation establishing Series A Preferred Stock. The sole purpose of the Certificate of Correction was to include the Conversion Notice for the Series A Preferred Stock, which was inadvertently omitted from the August 24, 2004 filing of the Certificate of Designation establishing Series A Preferred Stock.

     On December 3, 2004, we plan to effect the following corporate actions:

- Amend our articles of incorporation to change our name from "ATNG Inc." to "Zann Corp.";

- Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 900,000,000 to 4,000,000,000 shares;

- Approve an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 50,000,000 to 350,000,000 shares;

- Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 900 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

- Grant discretionary authority to the directors to implement a proposal for ATNG Inc. to become a Business Development Corporation to occur at some time within 12 months of the date of this information statement, with the exact time of such conversion to be determined by the board of directors.

     Dr. Simpson holds 282,000 shares of our common stock, 1,800,000 shares of our Series A preferred stock, and 10,000,000 shares of our Series C preferred stock. Each share of our common stock is entitled to one vote on all matters brought before the stockholders, each share of our Series A preferred stock outstanding entitles the holder to one vote of the common stock on all matters brought before the stockholders, and each share of our Series C preferred stock outstanding entitles the holder to 100 votes of the common stock on all matters brought before the stockholders. Therefore, Dr. Simpson will have the power to vote 10,002,082,000 shares of the common stock, which number exceeds the majority of the 822,226,906 issued and outstanding shares of our common stock on the record date.

     Dr. Simpson will vote in favor of the proposed amendments to our articles of incorporation and for the grant of discretionary authority to the board with respect to the stock split and conversion to a Business Development Corporation. Dr. Simpson will have the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

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

     None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.     OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT
-----------                                     -------------------------
   3.1**     Articles of Incorporation
   3.2*      Certificate of Designation for the Series A Preferred Stock, filed with the Secretary of State of
             Nevada on August 24, 2004.
   3.3*      Certificate of Designation for the Series C Preferred Stock, filed with the Secretary of State of
             Nevada on August 24, 2004.
   3.4*      Certificate of Correction for the Certificate of Designation establishing Series A Preferred
             Stock, filed with the Secretary of State of Nevada on August 27, 2004.
   3.5**     Bylaws
   10.1**    Blue Kiwi Acquisition Agreement.
   31.1*     Certification of Robert C. Simpson, Chief Executive Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   31.2*     Certification of Robert C. Simpson, Chief Financial Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Robert C. Simpson, Chief Executive Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
   32.2*     Certification of Robert C. Simpson, Chief Financial Officer of ATNG Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed  herewith.
**   Previously  filed.

(b)  Reports on Form 8-K.

- On July 22, 2004 we filed a Form 8-K to report changes in our certifying accountant.

- On August 24, 2004 we filed a Form 8-K to report the Acquisition of Blue Kiwi, Inc.

- On October 25, 2004, we filed an Amended Current Report on Form 8-K/A to file the financial statements of Blue Kiwi, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATNG INC.

Dated November 22, 2004.

                                      By  /s/  Robert C. Simpson
                                        ---------------------------------------
                                        Robert C. Simpson,
                                        President and Chief Executive Office

                                  Appendix  F:

                                   ATNG, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                  (Unaudited)

                            ASSETS
Current Assets
  Cash                                                     $     15,602
  Prepaid expenses                                                  785
                                                           -------------

    Total Current Assets                                         16,387

  Other Assets                                                   12,400

Total Assets                                               $     28,787
                                                           =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                         $    412,791
  Accrued expenses                                              369,257
  Note payable-related party                                      1,750
  Notes payable-others                                          212,855
                                                           -------------

    Total Current Liabilities                                   996,653
                                                           -------------


Stockholders' Deficit
  Common stock, $.001 par value, 900,000,000 shares
    authorized, 573,244,906 shares issued and outstanding       573,245
  Preferred stock,
    Series A, $.001 par, 20,000,000 shares authorized,
    2,154,700 shares issued and outstanding                       2,154
    Series C, $.001 par, 20,000,000 shares authorized
    10,000,000 issued and outstanding                            20,000
  Paid in capital                                            25,567,838
  Accumulated deficit                                       (27,131,103)
                                                           -------------

    Total Stockholders' Deficit                                (967,866)
                                                           -------------

Total Liabilities and Stockholders' Deficit                $     28,787
                                                           =============

                                   ATNG, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Ended September 30, 2004 and 2003
                                  (Unaudited)


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                         2004           2003          2004           2003
                                     -------------  ------------  -------------  ------------
Revenue                              $        577   $         -   $      2,216   $         -

General & administrative expense       (3,590,639)  $    (4,051)    (5,402,648)  $  (619,951)
Debt forgiveness income                         -             -      1,037,373             -
Interest expense                          (12,859)            -        (12,835)            -
                                     -------------  ------------  -------------  ------------

    NET LOSS                         $ (3,602,921)  $    (4,051)  $ (4,375,894)  $  (619,951)
                                     =============  ============  =============  ============


Basic and diluted loss per share     $      (0.01)  $     (0.00)  $      (0.01)  $     (0.01)
                                     =============  ============  =============  ============

Weighted average shares outstanding   519,379,080    47,826,543    439,387,624    56,863,087
                                     =============  ============  =============  ============

                                     ATNG, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 2004 and 2003
                                    (Unaudited)

                                                         2004         2003
                                                     ------------  ----------
Cash Flows Used in Operating Activities
  Net Loss                                           $(4,375,894)  $(619,951)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                         4,897,732     801,995
    Stock option expense                                  43,554           -
    Imputed interest                                         106           -
    Debt forgiveness                                  (1,037,373)          -
  Changes in:
    Prepaid expenses                                        (785)   (204,785)
    Accounts payable                                    (188,647)     57,269
    Accounts payable - related                            (9,548)          -
    Accrued expenses                                      12,771           -
                                                     ------------  ----------

Net Cash provided by (used) in Operating Activities     (658,084)     34,528
                                                     ------------  ----------

Cash Flows Used in Investing Activities:
  Increase in other assets                               (12,400)          -
                                                     ------------  ----------

Cash Flows from Financing Activities:
  Proceeds from related party                            113,750           -
  Proceeds from sale of Common Stock                     294,358           -
  Repayment of note payable to related party             (90,000)    (25,000)
                                                     ------------  ----------

Net Cash provided by (used) in Financing Activities      318,108     (25,000)
                                                     ------------  ----------

Net Change in Cash                                      (352,376)      9,528

Cash at beginning of period                              367,978           -
                                                     ------------  ----------

Cash at end of period                                $    15,602   $   9,528
                                                     ============  ==========

SUPPLEMENTAL DISCLOSURES:

  Non-Cash Transactions:
  Preferred stock for debt forgiveness               $    20,026   $       -
  Related party forgiveness of debt                  $   122,000   $       -

                                   ATNG, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATNG, Inc. ("ATNG") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ATNG's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

ATNG accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. ATNG granted 116,000,000 options to purchase common stock to employees in the nine months ending September 30, 2004. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant. ATNG recorded compensation expense of $43,554 under the intrinsic value method during the nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per share if ATNG had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                           Three Months Ended        Nine Months Ended
                                              September 30,           September 30,
                                           2004         2003          2004         2003
                                       ------------  -----------  ------------  -----------
Net income (loss)                      $(3,602,921)  $   (4,051)  $(4,375,894)  $ (619,951)
Add:   stock based compensation
       determined under intrinsic
       value based method                   43,554            -        43,554            -
Less:  stock based compensation
     determined under fair value
     based method                         (434,446)           -      (434,446)           -
                                       ------------  -----------  ------------  -----------
Pro forma net loss                     $(3,993,813)  $   (4,051)  $(4,766,786)  $ (619,951)
                                       ============  ===========  ============  ===========
Basic and diluted net loss per share
     As reported                       $      (.01)  $     (.00)  $      (.01)  $     (.01)
                                       ============  ===========  ============  ===========

     Pro forma                         $      (.01)  $     (.00)  $      (.01)  $     (.01)
                                       ============  ===========  ============  ===========


NOTE 3 - EQUITY

There are three classes of preferred stock, A, B & C. Each share of Series A and B is convertible at the option of the holder into 10 shares common stock. Series C is not convertible, but each share has 100 votes.

During the nine months ended September 30, 2004, employees exercised options to acquire 76,018,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and ATNG received proceeds totaling $294,358

During the nine months ended September 30, 2004, ATNG issued 1,036,000 shares of Series A preferred stock for services. The shares were valued at $49,382.

During the nine months ended September 30, 2004, ATNG issued 118,700 shares of Series A preferred stock for $20,026 of debt owed to a related party. The shares were valued at 10 times the equivalent market stock price for ATNG common stock because the preferred is convertible into common stock at any time by holders.

During the nine months ended September 30, 2004, ATNG issued 5,000,000 shares of Series C preferred stock for services. The shares were valued at $2,800,000.

During the nine months ended September 30, 2004, ATNG issued 255,746,900 shares of common stock for services. The shares were valued at $2,048,350.


NOTE 4 - DEBT FORGIVENESS INCOME

During the nine months ended September 30, 2004, vendors forgave $865,028 owed to them and ex-employees forgave salaries owed to them in the amount of $36,100. During the nine months ended September 30, 2004, debt holders forgave $136,245 owed to them. ATNG recognized these amounts in debt forgiveness income.

NOTE 5- NOTE PAYABLE RELATED PARTY

During the nine months ended September 30, 2004, ATNG contributed $122,000 of debt owed to related parties to additional paid in capital.

During the nine months ended September 30, 2004, ATNG received proceeds of $113,750 and repaid $90,000 to related parties for notes payable.


NOTE 6 - SUBSEQUENT EVENTS

In October and November 2004, employees' exercised options to acquire 254,000,000 shares of common stock on a cashless basis through an outside broker.