Form 10KSB
period 2004-12-31
Zann Corp
filed 2005-04-18
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM

                         COMMISSION FILE NO.  000-28519

                                   ZANN CORP.
               (Exact name of issuer as specified in its charter)

             (Exact name of registrant as specified in its charter)


                NEVADA                                76-0510754
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

   1549 NORTH LEROY STREET, SUITE D-200                 48430
           FENTON, MICHIGAN
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (810) 714-2978

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               PAR VALUE $0.001
                                                               PER SHARE
                                                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,423.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 21, 2005: $179,137.83.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 21, 2005: 4,228,861 shares of common stock.

     Documents  incorporated  by  reference:  None.

     Transitional  Small  Business Disclosure Format (Check one): Yes [_] No [X]

                                   TABLE OF CONTENTS

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  11
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . .  12
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . .  13
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  15
          Changes in and Disagreements With Accountants on Accounting and Financial
Item 8.   Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
          With Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . .  20
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . .  21
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . .  22
Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . .  24

                                     PART I

ITEM  1.     BUSINESS.

COMPANY  OVERVIEW

     The Company incorporated in Florida on March 4, 1999 as Investra Enterprises Inc. On March 6, 2000, we completed a Share Purchase Agreement in which Pathobiotek Diagnostics, Inc. a Texas Corporation, acquired all of our issued and outstanding shares for $150,000 for the purpose of completing a merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

     Effective September 7, 2001, we implemented a reverse split of our common stock at the ratio of one post-consolidation share for each 40 pre-consolidation shares, except that no shareholder was reduced to less than 10 shares.

     On October 16, 2001, we completed the Plan and Agreement of Reorganization by and between Pathobiotek Diagnostics Inc., ATNG Acquisition, Inc., a Texas corporation, and ATNG, Inc., a Nevada corporation under which Pathobiotek Diagnostics Inc. issued 27,836,186 shares of its common stock as consideration for its wholly owned subsidiary, ATNG Acquisition, Inc. to acquire 100 percent of the issued and outstanding stock of ATNG, Inc., a Nevada corporation.

     Following the October 16, 2001 reorganization, ATNG Acquisition, Inc. and ATNG, Inc. merged. On October 17, 2001, we changed our name to ATNG, Inc. On September 6, 2003 we changed our domicile from Texas to Nevada and changed our name to ATNG Inc.

     Effective April 14, 2004, we terminated our strategic partnership with 1st US Holdings International Inc., a Nevada corporation ("1st US"). We had previously entered into a strategic alliance agreement with 1st US and were planning to acquire 1st US upon completion of the third quarter of 2004 audit of 1st US.

     Based upon the audit, our management concluded that it was not in our best interests or our stockholders to acquire 1st US. Consequently, we cancelled our plans to acquire 1st US and terminated our strategic partnership with 1st US.

     On August 10, 2004, we entered into an acquisition agreement with Robert C. Simpson, our president, chief executive officer, and majority shareholder, to purchase all of the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of up to 10 percent of our gross profit. Our obligation to pay $5 million to Dr. Simpson in connection with the Blue Kiwi is expressly conditioned upon our generating profit. In the absence of profits, our obligation to pay $5 million to Dr. Simpson is without effect. The obligation will not bear any interest. As a result of the Acquisition, Blue Kiwi became our wholly-owned subsidiary.

     On August 24, 2004, we filed a Certificate of Designation establishing our Series A Preferred Stock. 20,000,000 shares were designated as Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into 10 shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock is entitled to one vote on such matters equal to the number of shares of the Series A Preferred Stock held by such holder at the record date for the determination of stockholders entitled to vote on such matters.

     On August 24, 2004, we filed a Certificate of Designation establishing our Series C Preferred Stock, which was amended on March 21, 2005. Pursuant to our Certificate of Designation, as amended, 25,000,000 shares of our preferred stock are designated as our Series C Preferred Stock. The shares of our Series C Preferred Stock are not convertible into shares of our common stock. Each share of our Series C Preferred Stock is entitled to 500 votes on any matter submitted to a vote of our common stockholders.

     Effective December 3, 2004, we changed our name to "Zann Corp." and authorized 4,000,000,000 shares of common stock, par value $0.001 per share and 350,00,000 shares of preferred stock, par value $0.001 per share.

Also effective December 3, 2004, we implemented a one for 900 reverse split of our issued and outstanding common stock.

     All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the reverse stock split as if it had occurred on day one. However, all share and per share amounts have not been restated retroactively to reflect the split in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-KSB on the other hand.

CURRENT  BUSINESS  PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind. The discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. In addition, we may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We have the option of converting into a Business Development Corporation at a time of our choosing between now and December 3, 2005. If our board decides that it is in our best interests to become a Business Development Corporation, we would do so by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by the Investment Company Act of 1940, as amended. We would continue to be subject to the periodic reporting requirements of the Exchange Act.

     As part of our investigation of potential merger candidates, our officers will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of his investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of our president, Robert C. Simpson, Ph.D. Dr. Simpson has played a major role in developing and executing our business strategy. The loss of Dr. Simpson could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Dr. Simpson.

OUR  FINANCIAL  RESULTS  MAY  BE  AFFECTED  BY  FACTORS  OUTSIDE  OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE  OFFICES

     Our executive office is located at 1549 Leroy Street, Suite D-200, Fenton, Michigan 48430, telephone number (810) 714-2978.

RECENT  EVENTS

     Effective March 8, 2005, we filed a Certificate of Designation establishing our Series B Preferred Stock. 1,250,000 shares have been designated as our Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into one share of our common stock. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder. The shares of the Series B Preferred Stock rank superior to the shares of our common stock, and to the shares of all other series of our preferred stock.

     Effective March 10, 2005, we effected a reverse split of our authorized, issued and outstanding common stock on the basis of one post-consolidation share for each 350 pre-consolidation shares.

     On  May  12,  2004,  the  United  States  Bankruptcy  Court for the Central
District of California filed an order approving joint motion of debtor and petitioning creditors to dismiss the involuntary bankruptcy. This order was not appealed by any creditors and became final on Monday, May 24, 2004.

Employees

     We have seven full-time employees and five part-time employees as of March 28, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

MARKETS  AND  MARKETING

     The business of marketing is conducted by our director of marketing and business development and will be tailored to suit each acquired company.

     Inasmuch as each business unit is unique in relation to the other business units and requires budgeting relative to the overall corporate financials, marketing is directed and coordinated at the headquarters level with significant involvement by the marketing person assigned to each business unit. It is important to note that the marketing discipline transcends all products and services in both theory and execution; however, each particular product line does require a specialist, hence our organizational and operational structure.

     In  brief,  the  business  units  are  formed  surrounding  the  following:

-    Monochronal antibodies and gene therapy;

-    Nutritional supplements (Blue Kiwi);

-    Franchising of niche market vehicle dealerships; and

-    Financial services

     As is easily recognized, the markets for each are widely different and require special expertise. We will focus our efforts in antibodies and gene therapy and nutritional supplements nationally. For niche market vehicle dealership franchises and financial services, we will concentrate in the Upper Midwest Region initially around our base in Fenton, Michigan, with a plan for future expansion as these business units develop.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our officers and directors could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION  OF  LIABILITY  AND  INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements. However, under the terms of our certificate of designation for the Series B preferred stock, we are obligated to pay dividends to the holders of our Series B preferred stock on a yearly basis. The yearly dividend will consist of such number of shares of our Series B Preferred Stock which number will equal 10 percent of the aggregate number of shares of our Series B Preferred Stock shares held by such holder of our Series B Preferred Stock on December 31 immediately proceeding the dividend payment date.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

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

POSSIBLE  VIOLATIONS  OF  SECURITIES  LAWS.

     We filed a registration statement on Form S-8 in June 2004 with respect to plans offering shares of our common stock to employees and consultants. The registration statement was subsequently amended four times, reflecting amendments to the plans. We have just learned that two of the consents issued by our auditors referenced our financial statements for the year ending December 31, 2002 rather than December 31, 2003. We have also determined that consents of our auditors were mistakenly not included in the filings of three of the amendments. The failures to have proper consents on our filings were inadvertent, but nonetheless, approximately 497,000,000 of our S-8 shares having an approximate value of $497,000 were issued to 15 employees and 12 consultants. Included within the 27 persons were five of our then current shareholders, and 21 of our previous shareholders. The issuances of the S-8 shares may have been in violation of Section 5 of the Securities Act and state securities laws.

     In the event that the registration of such shares is deemed not to have been effective and any of the exemptions from registration with respect to the issuance of such securities under the Securities Act and applicable state securities laws were not available, we may face exposure to claims by federal and state regulators for any such violations. In addition, if any purchaser of our securities were to prevail in a suit resulting from a violation of the Securities Act or applicable state securities laws with respect to the unavailability of such exemption, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of this annual report, we are not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

RISKS  RELATING  TO  OUR  BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR  AUDITORS  HAVE  STATED  WE  MAY  NOT  BE  ABLE  TO  STAY  IN  BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

OUR  ACQUISITION  STRATEGY  INVOLVES  A  NUMBER  OF  RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $0.15 to a low of $0.0015 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  our  quarterly  operating  results;

-    The  development  of  a  market  in  general for our products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss  of  a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and  volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Zann Corp. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Zann Corp., must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     We lease office space at 1549 N. Leroy Street, Suite D-200, Fenton, Michigan 48430. Our lease costs $1,030.00 per month and is scheduled to expire June 30, 2005. We also lease space at 1537 N. Leroy St., Suite F, Fenton, Michigan 48430. Our lease costs $900.00 per month. Our lease expired as of March 31, 2005. We are continuing the lease on a month to month basis.

ITEM  3.     LEGAL  PROCEEDINGS.

     We were forced to defend an Involuntary Petition filed on July 15, 2003 by three creditors in the Bankruptcy Court in Los Angeles, California under Case No. 03-28687-BB. The case related to an old debt related to our telecom business that was based in California, which has not been the focus of our business since late 2002. On May 12, 2004, the United States Bankruptcy Court for the Central District of California filed an order approving joint motion of debtor and petitioning creditors to dismiss the involuntary bankruptcy. This order was not appealed by any creditors and became final on Monday, May 24, 2004.

     On October 21, 2004, the State of Nevada, Department of Business and Industry, Division of Insurance filed Cause No.03.758, Cease and Desist Order in the matter of 1st US Insurance Company of Nevada; 1st US Holdings International; ATNG, Inc.; Matthew Jennings; Robert C. Simpson; and Stephen Turner, charging that Respondents transacted insurance business in and from the State of Nevada, without holding a Certificate of Authority as an insurer. Upon investigation, ATNG Inc. and Robert C. Simpson having been found in, all instances, innocent of such charge. The Commissioner of Insurance and Hearing Officer of the State of Nevada, Department of Business and Industry, Division of Insurance filed March 19, 2005 to dismiss without prejudice from Cause No.03.758.

     James Crunk, our former employee, filed suit against us and two of our founders on July 20, 2001. Crunk alleged that he was hired as our Chief Financial Officer under a contract that provided certain benefits. Crunk alleged that he was induced to come to work for us through a series of misrepresentations about us and the benefit that the employment would provide to Crunk. Crunk alleged that he loaned money to us that was never repaid. He alleged further that he was terminated without cause in violation of his employment contract and that we terminated him because he threatened to expose certain allegedly illegal conduct. Crunk alleged four causes of action: 1) Promissory Fraud; 2) Breach of Contract; 3) Civil Violations of RICO; and 4) violations of the Tennessee Public Protection Act. Crunk sought actual damages of $2,000,000, treble damages and attorney fees. The Crunk suit was dismissed with prejudice on March 22, 2005 in the United States District Court for the Western District of Tennessee.

     On December 28, 2004, R. Patrick Liska filed a lawsuit in a Minnesota District Court asserting claims against the Company and a third party. The lawsuit has since been transferred to the United States District Court in Minnesota. The lawsuit alleges that Mr. Liska served as a director and Vice Chairman of the Board of the Company in 2004. The lawsuit seeks recovery of 1,000,000 shares of the Company's series A convertible preferred stock, salary, vacation pay, and various business expense reimbursements. Additionally, the lawsuit alleges that the Company was engaged in a joint enterprise with the third party, and as a result, the Company is liable for any salary, vacation pay, stock grants, or expense reimbursements allegedly due and owing to Mr. Liska by the third party. All of the operative allegations in the lawsuit have been denied by the Company. Because this proceeding is in its initial stage, it is difficult to predict with any degree of certainty the potential liabilities, if any, associated with the lawsuit.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On December 3, 2004, the holder of the majority of our voting capital stock acted by written consent to effect the following corporate actions:

     1. Amend our articles of incorporation to change our name from "ATNG Inc." to "Zann Corp.";

     2. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 900,000,000 to 4,000,000,000 shares;

     3. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 50,000,000 to 350,000,000 shares;

     4. Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 900 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

     5. Grant discretionary authority to the directors to implement a proposal for us to become a Business Development Corporation to occur at some time within 12 months of the date of this information statement, with the exact time of such conversion to be determined by the board of directors.

     Robert C. Simpson, Ph.D., our president, secretary, chairman of the board of directors and chief financial officer, held 282,000 shares of our common stock, 1,800,000 shares of our Series A preferred stock, and 10,000,000 shares of our Series C preferred stock on the record date for the above-described corporate actions. On the record date, each share of our common stock is entitled to one vote on all matters brought before the stockholders, each share of our Series A preferred stock outstanding entitled the holder to one vote of the common stock on all matters brought before the stockholders, and each share of our Series C preferred stock outstanding entitled the holder to 100 votes of the common stock on all matters brought before the stockholders. Therefore, Dr. Simpson had the power to vote 10,002,082,000 shares of the common stock, which number exceeded the majority of the 822,226,906 issued and outstanding shares of our common stock on the record date. Because the certificate of designation for our Series C preferred stock has been amended subsequently to the record date for the above-described corporate actions, each share of our currently issued and outstanding shares currently entitles the holder to 500 votes of the common stock on all matters brought before the stockholders.

     Dr. Simpson voted in favor of the proposed amendments to our articles of incorporation and for the grant of discretionary authority to the board with respect to the stock split and conversion to a Business Development Corporation. Dr. Simpson had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

                                     PART II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Until December 3, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol "ATNG.OB." On December 3, 2005, in connection with our name change, our symbol changed from "ATNG.OB" to "ZANN.OB." Effective March 10, 2005, our symbol was changed from "ZANN.OB." to "ZANC.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2003   HIGH    LOW
First Quarter         .15    .02
Second Quarter        .08   .008
Third Quarter         .02  .0035
Fourth Quarter      .0238  .0041

CALENDAR YEAR 2004   HIGH    LOW
First Quarter       .0229  .0076
Second Quarter      .0135  .0049
Third Quarter       .0068  .0021
Fourth Quarter      .0019  .0015

     As of March 21, 2005, we had 4,228,861 shares of our common stock outstanding. Our shares of common stock are held by approximately 877 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECTION  15(G)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                 SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                      (a)              (b)             (c)               (d)
                 --------------  ---------------  --------------  -----------------
                                                                       Maximum
                                                   Total number      number (or
                                                  of shares (or      approximate
                                                      units)      dollar value) of
                                                   purchased as      shares (or
                                                     part of       units) that may
                  Total number                       publicly          yet be
                 of shares (or    Average price     announced         purchased
                     units)         paid per         plans or      under the plans
Period             purchased     share (or unit)     programs        or programs
---------------  --------------  ---------------  --------------  -----------------

October 2004. . .           -0-              -0-             -0-                -0-
November 2004 . .           -0-              -0-             -0-                -0-
December 2004 . .           -0-              -0-             -0-                -0-
                 --------------  ---------------  --------------  -----------------
Total . . . . . .           -0-              -0-             -0-                -0-
                 ==============  ===============  ==============  =================

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

GENERAL.

     We are approximately two and a half years into a turnaround period. All planned acquisitions are either completed or cancelled, with one exception; Sartam Industries Inc. Those which were cancelled did not meet our audit compliance standards. We completed the acquisition of Blue Kiwi Inc. in the 3rd Quarter of 2004. Blue Kiwi has two products on the market, the Fatigue Pack(R) and the PMS Pack(TM).

     The first business unit was formed with the acquisition of Blue Kiwi Inc. during the 3rd Quarter of 2004 and the remaining business units have been initiated internally. As a result, period to period comparisons are not meaningful. Our revitalization process began in the fall of 2002 when the former management team departed. At that time Robert Simpson assumed the role of acting chief executive officer and the operating objectives were as follows:

     - Raise operating capital to sustain operations and improve all aspects of the business;

     - Settle all old debts incurred prior to the 4th quarter of 2002 and keep all debt current going forward

     - Manage the legal issues, including those inherited from the prior management team

     -     Achieve  profitability;  and

     -     Create  shareholder  value.

     The  first  four  objectives  were  achieved  by or during 2004 as follows:

     -     We raised enough working capital for a turnaround and revitalization;

     - $9,000,000.00 in debt and legal exposure inherited from the prior management was settled, with the exception of $235,000 in payroll taxes, $238,724 in Accounts Payable and $116,000 in salaries.

     - Most of the liabilities currently shown in the financials are expected to be written off as their statute of limitations allows;

     -     The  remaining  tax  liability  is  down  to  less  than $88,000; and

     - All the legal issues inherited from the prior management have been settled and there is one new legal action.

     The acquisition of Blue Kiwi Inc. is complete and the products are beginning to sell. The national TV ad campaign run in the fall of 2004 did not meet our expectations. Our new product development team has more than 45 products in the final stages of development with expectations of 25 new products per quarter going into distribution.

     We have three promising patents, one for a blood-borne bacteria associated with multiple sclerosis and chronic fatigue syndrome, one for an activating virus associated with AIDS and several cancers, and one for analog compression technology. The most promising of these is the bloodborne bacterium patent. Monoclonal antibodies are being tested and are performing as per requirements.

     The company has four current business units and one planned acquisition as follows:

     -    Monoclonal antibodies and gene therapy;

     -    Nutritional supplements (Blue Kiwi);

     -    Franchising of Niche market vehicle dealerships;

     -    Financial services; and

     -    Sartam Industries, Inc. (semi-automatic riveting system).

TECHNOLOGY  AND  PATENTS

     We  currently  own  the  following  patents:

     - Compression Technology, Patent Number US 6,724,326 B1, dated April 20, 2004, assigned to ZANN Corp. on February 21, 2005, serial number 10/345,834;

     - Human Blood Bacterium, Patent Number US 6,255,467 B1, dated July 3, 2001, assigned to ZANN Corp. on February 21, 2005, serial number 09/187,946; and

     - Human and Marmoset Activating Viruses, Patent Number US 6,177,081 B1, dated January 23, 2001, assigned to ZANN Corp. on February 21, 2005, serial number 08/901,128.

RESULTS  OF  OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.

REVENUE

     Revenue for the 12 months ended December 31, 2004 was $1,423 compared to $0.00 for the 12 months ended December 31, 2003, an increase of $1,423 or approximately 100 percent. Revenue increased as a result of the acquisition of Blue Kiwi, Inc. in August, 2004. The acquisition was accounted for as a purchase in accordance with SFAS 141 and, accordingly, the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of acquisition.

     We expect to generate additional revenues during the coming 12 months due to consummation of planning and execution of our Strategic Business Plans for two of our four existing business units, nutritional supplements and franchising of niche market vehicle dealerships. Also we expect the potential acquisition of Sartam Industries, Inc. to generate revenues, if the acquisition is materialized.

Cost  of  Revenue

     Cost of revenue was $12,847 for the year ended December 31, 2004, compared to no cost of revenue for the year ended December 31, 2003. The cost of revenue was exceptionally large in relation to revenue due to product promotions and sample expense due to the introduction of Blue Kiwi products to the market place.

General  and  Administrative  Expenses

     General and administrative expenses ("G&A") were $11,266,274 for the 12 months ended December 31, 2004, compared to $2,240,797 for the 12 months ended December 31, 2003, an increase of $9,025,477 or approximately 403 percent. The increase in G&A is due primarily due to expenses associated principally with equity-based compensation to employees and consultants comprised of:

Common Stock issued to Employees for services     $2,778,485
Preferred Stock issued to Employees for services   3,044,650
Common Stock issued to Consultants for services    3,934,449
                                                  ----------
                Total                             $9,757,584
                                                  ==========

SETTLEMENT  OF  DEBTS  AND  LIABILITIES

     We continued to pursue an active program to settle all outstanding debts and liabilities from the predecessor company. During the years ended December 31, 2004 and December 31, 2003, a number of debts were settled by partial payments of cash or issuance of Common or preferred Stock. We will continue to pursue the same course during 2005 and until all debts have been settled or forgiven.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company;
however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $31,000,000 are tapering off. The positive side of this operating loss will be beneficial to us as two - three of our business units become profitable in 2005 and the net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

     During the 12 months ended December 31, 2004, we generated cash from financing activities of $1,651,499 and investing activities of $159,612. We used cash in operating activities of $2,128,714 resulting in a reduction in our cash balance from December 31, 2003 of $317,603. Cash and cash equivalents at December 31, 2004 were $39,890.

     At December 31, 2004 our current liabilities exceeded our current assets by $677,933 which results in a capital deficiency.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Off-Balance  Sheet  Arrangements

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 24, 2004, we dismissed our independent auditor, Russell and Atkins PLC ("Russell and Atkins").

     Russell and Atkins' reports on our financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Russell and Atkins reports on our Form 10-KSB for the years ended December 31, 2002 and 2003 raised substantial doubt about our ability to continue as a going concern.

     The decision to dismiss Russell and Atkins was recommended by our Board of Directors.

     During the two most recent fiscal years and any subsequent interim period through June 24, 2004 there have not been any disagreements between us and Russell and Atkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Russell and Atkins, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such periods.

     On June 22, 2004 we engaged Malone & Bailey, P.C., certified public accountants, ("Malone & Bailey") as our independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Malone & Bailey was approved by our Board of Directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Malone & Bailey, neither we nor anyone on our behalf consulted with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We have provided Russell and Atkins with a copy of our current report on Form 8-K before its filing with the Commission on July 22, 2004. We have requested Russell and Atkins to furnish us with a letter addressed to the Commission stating whether they agreed with the statements made by us in our report on Form 8-K and, if not, stating the respects in which they do not agree. We have filed Russell and Atkins' letter as an exhibit to our current report on Form 8-K filed with the Commission on July 22, 2004.

     On January 25, 2005, as reported in our current report on Form 8-K filed with the Commission, and our Amended Current Report, with the Commission on February 14, 2005, on January 18, 2005, we dismissed our independent auditor, Malone & Bailey, P.C., Certified Public Accountants ("Malone & Bailey"). The decision to dismiss Malone & Bailey was recommended by our Board of Directors. We have engaged Malone & Bailey on June 22, 2004 as its independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the year then ended.

     There were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Malone & Bailey's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     On January 18, 2005, we engaged Russell Bedford Stefanou Mirchandani, LLP ("Russell Bedford") as our independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Russell Bedford was approved by our Board of Directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Russell Bedford, neither we nor anyone on our behalf consulted with Russell Bedford regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We have provided Malone & Bailey with a copy of our current report and our Amended current report before their filing with the Commission. We have requested Malone & Bailey to furnish us with a letter addressed to the Commission stating whether they agree with the statements made by us in our Current Report, as amended, and, if not, stating the respects in which they do not agree. We have filed Malone & Bailey's letter as an Exhibit to our Amended Current Report, filed with the Commission on February 14, 2005.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM  8B.     OTHER  INFORMATION.

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Our  directors  and  executive  officer  are:

      NAME         AGE                     POSITION                     POSITION HELD SINCE
      ----         ---                     --------                     -------------------
Robert C. Simpson   62  President, Secretary, Chairman of the Board of                 2003
                            Directors

George E. Betts     67  Chief Financial Officer                                        2005

     Our  executive  officers  are  elected  annually by our board of directors.

     Robert C. Simpson has been CEO of Pathobiotek Diagnostics, Inc, (Texas) from 1993 - 2001. From 2001- to date he has been president and director of Pathobiotek Inc., et al (of Nevada) which was engaged in bio tech research. From 1990 - 1993 he was president of R. Simpson Associates, Inc., a management consulting firm with several major clients including General Electric, Ford, RWD Technologies Inc. and Symbol Technologies Inc. Dr. Simpson has extensive leadership, statistical methods, teamwork and implementation skills. He was manager at General Motors for 12 years (1978 - 1990) in Manufacturing engineering, Projects for Advanced Technologies and Organizational Development.

     George E. Betts is a senior executive with extensive experience in finance and management. His twenty-three year career has included working as a partner in Deloitte and Touche with 12 years experience in the Far East as Senior Partner of the Hong Kong office. He has extensive knowledge of business practices in the Far East. He is responsible for establishing Deloitte and Touche in China. He served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for Herbalife, Inc., a direct selling company in the health and nutrition industry. There he was responsible for the International expansion of the Company, opening operations in over 15 countries. He managed growth of the Company from staff of 15 to over 1,500 in two years, and was responsible for taking the Company public. He served on the Board of Directors of the Direct Selling Association and the Direct Selling Foundation. His other business experience includes owning and managing small business in the wood products industry and acting as a financial consultant to the organization and management of an Offshore Bank. Mr. Betts was elected our Chief Financial Officer effective April 14, 2005.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during such fiscal year as follows:

- Robert C. Simpson. Dr. Simpson was an officer and director during the entire year 2004. Dr. Simpson failed to timely file a Form 4 for the year ended December 31, 2004.

CODE  OF  ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the year ended December 31, 2003, and filed with the Commission on March 30, 2004. We have posted a copy of the code of ethics on our website at www.zanncorp.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1549 North Leroy Street, Suite D-200, Fenton, Michigan 48430.

ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Zann Corp. and our subsidiaries:

----------------------------------------------------------------------------------------------------------------
                               ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                          ---------------------------------  ------------------------------------
                                                                      AWARDS             PAYOUTS
                                                            ---------------------------  --------
                                                             RESTRICTED    SECURITIES
                                             OTHER ANNUAL      STOCK       UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL         SALARY    BONUS   COMPENSATION     AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION            YEAR    ($)       ($)         ($)           ($)            (#)         ($)          ($)
----------------------------------------------------------------------------------------------------------------
Robert C. Simpson   2002         0        0              0             0              0         0              0
                    2003  $ 10,800        0              0         1,000              0         0              0
                    2004  $ 77,600        0              0     2.369,000              0         0              0
George Betts*       2003         0        0              0       141,000              0         0              0
----------------------------------------------------------------------------------------------------------------

*George Betts was elected our Chief Financial Officer on April 14, 2005. During the fiscal year ended December 31, 2004, Mr. Betts received 15,000 Shares of our Series A preferred stock, valued at approximately $141,000 in consideration for his services as our Chief Financial Officer.

EMPLOYMENT  AGREEMENTS

     None.

CONFIDENTIALITY  AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY  COMPENSATION  PLAN  INFORMATION

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All  compensation  plans  previously  approved  by  security  holders;  and

-    All  compensation  plans  not  previously  approved  by  security  holders.

      PLAN CATEGORY              NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE EXERCISE     NUMBER OF SECURITIES REMAINING
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING OPTIONS,    AVAILABLE FOR FUTURE ISSUANCE
                               OUTSTANDING OPTIONS, WARRANTS         WARRANTS AND RIGHTS           UNDER EQUITY COMPENSATION
                                         AND RIGHTS                          (B)                  PLANS (EXCLUDING SECURITIES
                                            (A)                                                    REFLECTED IN COLUMN (A))
                                                                                                              (C)
-----------------------------  ------------------------------  -------------------------------  -------------------------------
Equity compensation plans
approved by security holders                              -0-  N/A                                                          N/A
Equity compensation plans not
approved by security holders                    1,471,000,381  $                        0.0028                              N/A

Total                                           1,471,000,381  $                        0.0028                       12,000,000

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                    COMMON STOCK  BENEFICIALLY   PREFERRED STOCK   BENEFICIALLY
                                                              OWNED (2)                      OWNED (2)
                                                    ---------------------------  -------------------------------
     NAME AND ADDRESS OF BENEFICIAL OWNER (1)          NUMBER        PERCENT          NUMBER          PERCENT
-------------------------------------------------  ------------  -------------  ----------------  -------------
Robert C. Simpson, Ph.D. (3) . . . . . . . . . . .        62,858          0.15      1,800,000 (4)            72
Robert C. Simpson, Ph.D. (3) . . . . . . . . . . .                                 10,000,000 (5)        100.00
George E. Betts (6)                                            0             0         15,000 (4)             0
George E. Betts (6)                                            0             0         15,000 (4)            0.6
                                                    ------------  -------------     1,800,000 (4)            72
All directors and officers as a group (two persons)       62,858          0.15     10,000,000 (5)        100.00
                                                    ============  =============

----------------------

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Zann Corp., 1549 N. Leroy St., Suite D-200, Fenton, Michigan 48430, Telephone (810) 714-2978. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of March 21, 2005, the total number of outstanding shares of the common stock is 4,228,861, the total number of outstanding shares of the Series A preferred stock is 2,497,700 shares, and the total number of outstanding shares of the Series C preferred stock is 10,000,000 shares.
(3) Each share of our common stock is entitled to one vote on all matters brought before the stockholders, each share of our Series A preferred stock outstanding entitles the holder to one vote of the common stock on all matters brought before the stockholders, and each share of our Series C preferred stock outstanding entitles the holder to 500 votes of the common stock on all matters brought before the stockholders. Therefore, Dr. Simpson has the power to vote 5,001,862,858 shares of the common stock as of March 21, 2005.
(4)  Series  A  preferred  stock.
(5)  Series  C  preferred  stock.
(6)  George Betts was elected our Chief Financial Officer on April 15, 2005.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Zann Corp.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     On August 10, 2004, we entered into an acquisition agreement with Robert C. Simpson, our president, chief executive officer, and majority shareholder, to purchase all of the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of up to 10 percent of our gross profit. Our obligation to pay $5 million to Dr. Simpson in connection with the Blue Kiwi is expressly conditioned upon our generating profit. In the absence of profits, our obligation to pay $5 million to Dr. Simpson is without effect. The obligation will not bear any interest. As a result of the Acquisition, Blue Kiwi became our wholly-owned subsidiary.

     Pathobiotek Inc. is under License Agreement with us as of October 1, 2004 through December 31, 2004 for receipt of management/consulting services in the amount of $53,000.00. Payment is scheduled upon presentation of invoice by us and may be extended up to 24 months with the unpaid principal accruing interest at a rate of one percent per month. This amount is currently outstanding. Pathobiotek Inc. is owned and controlled by Dr. Simpson, our Chief Executive Officer.

     CarZann Inc. is under License Agreement with us as of October 1, 2004 through December 31, 2004 for receipt of management/consulting services in the amount of $32,600.00. Payment is scheduled upon presentation of invoice by us and may be extended up to 24 months with the unpaid principal accruing interest at a rate of one percent per month. This amount is currently outstanding. CarZann Inc. is owned and controlled by Dr. Simpson, our Chief Executive Officer.

     Future Beverages Inc. is under License Agreement with us as of October 1, 2004 through December 31, 2004 for receipt of management/consulting services in the amount of $27,700.00. Payment is scheduled upon presentation of Invoice by the Company and may be extended up to 24 months with the unpaid principal accruing interest at a rate of one percent per month. This amount is currently outstanding. Future Beverages Inc. is owned and controlled by Dr. Simpson, our Chief Executive Officer.

     R. Simpson Associates, Inc. is under License Agreement with us as of October 1, 2004 through December 31, 2004 for receipt of management/consulting services in the amount of $8,671.00. Payment is scheduled upon presentation of invoice by us and may be extended up to 24 months with the unpaid principal accruing interest at a rate of one percent per month. This amount is currently outstanding. R. Simpson Associates, Inc. is owned and controlled by Dr. Simpson, our Chief Executive Officer.

     ATNG-MI Inc. is under License Agreement with us as of October 1, 2004 through December 31, 2004 for receipt of management/consulting services in the amount of $8,000.00. Payment is scheduled upon presentation of invoice by us and may be extended up to 24 months with the unpaid principal accruing interest at a rate of one percent per month. This amount is currently outstanding. ATNG-MI
Inc.  is  owned  and  controlled by Dr. Simpson, our Chief Executive Officer.

     During the years ended December 31, 2004 and 2003 the employees of the Company were paid through related entities owned by Dr. Robert Simpson. These related entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. The Company paid these entities $314,612.99 and $46,209.67 respectively, which has been included in either General and Administrative expenses or Reimbursed expenses in the accompanying financial statements, per prior auditor adjustments. All amounts due the related entities were paid as of December 31, 2004 and as of December 31, 2003.

ITEM  13.     EXHIBITS.

EXHIBIT
-------
   NO.                                             IDENTIFICATION OF EXHIBIT
   --                                              -------------------------

3.1 **   Articles of Incorporation.
3.2*     Articles of Amendment to Articles of Incorporation.
3.3*     Articles of Amendment to Articles of Incorporation.
3.4*     Certificate of Designation establishing our Series A Preferred Stock, filed effective August 24, 2004.
3.5*     Certificate of Designation establishing our Series C Preferred Stock, filed effective August 24, 2004.
3.6*     Certificate of Amendment to the Certificate of Designation establishing our Series C Preferred Stock, filed effective March 21, 2005.
3.7*     Articles of Amendment to our Articles of Incorporation, filed effective on December 3, 2004.
3.8*     Certificate of Designation establishing our Series B Preferred Stock, filed effective on March 8, 2005.
3.9*     Certificate of Change, filed effective on March 10, 2005.
10.1**   Blue Kiwi Acquisition Agreement.
10.2*    Investra Articles of Merger.
10.3*    Pathobiotek Acquisition Agreement.


14**     Code of Ethics
21*      Subsidiaries.
31.1*    Certification of Robert C. Simpson, President, Secretary, Chairman of the Board of Directors and Chief
         Financial Officer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
         Sarbanes-Oxley Act of 2002.
31.2*    Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Robert C. Simpson, President, Secretary, Chairman of the Board of Directors and Chief
         Financial Officer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
         Sarbanes-Oxley Act of 2002.
32.2*    Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

------------
**  Previously  Filed
*  Filed  Herewith

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

     The aggregate fees billed by Russell and Atkins for professional services rendered for the audit of Zann Corp. annual financial statements for fiscal year 2003 were $15,000.00.

     The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of Zann Corp. financial statements for the fiscal year 2003 and 2004 were $4,700.00.

AUDIT-RELATED  FEES

     The aggregate fees billed by Russell and Atkins for assurance and related services that are reasonably related to the performance of the audit or review of Zann Corp. financial statements for fiscal year 2004 were $2,000.00.

     The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $5,100.00.

ALL  OTHER  FEES

     There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP, Malone & Bailey or Russell and Atkins for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Zann  Corp.



Date: April 18, 2005.

                                            By /s/ Robert C. Simpson
                                               ---------------------------------
                                               Robert C. Simpson,
                                               President, Secretary, Chairman of
                                               the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                           Date
     ---------                             -----                           ----
/s/ Robert C. Simpson  President, Secretary, Chairman of the Board of  April 18, 2005
---------------------                    Directors
  Robert C. Simpson

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934




                                   ZANN CORP.

                                   ZANN CORP.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                                      Page No.
                                                                                     ----------
Report of Independent Registered Certified Public Accounting Firm                       F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003                            F-5
Consolidated Statements of Operations For the Years Ended December 31, 2004 and
2003                                                                                    F-6
Consolidated Statements of (Deficiency in) Stockholders' Equity For the Years Ended
December 31, 2004 and 2003                                                              F-7
Consolidated Statements of Cash Flows For the Years Ended December 31, 2004 and
2003                                                                                    F-8
Notes to Consolidated Financial Statements                                           F-9 ~ F-21

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------

     Board  of  Directors
     Zann  Corp.
     Fenton,  MI

          We have audited the accompanying consolidated balance sheet of Zann Corp., ("Company") as of December 31, 2004 and the related consolidated statements of operations, deficiency in stockholders equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audit. The financial statements of Zann Corp. as of December 31, 2003, before the restatement described in Note S, were audited by other auditors whose report, dated March 25, 2004, on those statements included an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern as discussed in Note R to the financial statements.


          We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zann Corp. at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R, the Company has not commenced principal operations, has incurred significant operating losses since inception and has a significant working capital deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          As discussed in Note S, the Company restated its Consolidated Balance Sheet as of December 31, 2003 , and the related Statements of Losses, Deficiency in Stockholders' Equity and Cash Flows for the year ended December 31, 2003.



                             /s/ RUSSELL BEDFORDSTEFANOU MIRCHANDANI  LLP
                             --------------------------------------------
                             Russell  Bedford  Stefanou  Mirchandani  LLP

                             Certified  Public  Accountants

New  York,  New  York
April  1,  2005

                             Russell and Atkins, PLC
                          Certified Public Accountants
                             5809 N. Grand, Suite D
                             Oklahoma City, OK 73118
    _______________________________________________________________________

                     Independent Registered Auditors' Report

To the Board of Directors and Stockholders
Zann Corp. (formerly ATNG, Inc.)

We have audited the accompanying balance sheet of Zann Corp. (formerly ATNG, Inc.) as of December 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the year ending December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zann Corp (formerly ATNG, Inc.) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R, the Company has not commenced principal operations, has incurred significant operating losses since inception and has a significant working capital deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Russell and Atkins, PLC
March 25, 2004

                                                     ZANN CORP.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                              ------------
                                                                                       2004                   2003
                                                                              ----------------------  ----------------------
                                                                                                       (as restated- Note S)
ASSETS
Current assets:
Cash and cash equivalents                                                     $              39,890   $             357,493
Inventory (Note D)                                                                           16,397                       -
Prepaid expenses                                                                              2,314                       -
                                                                              ----------------------  ----------------------
Total current assets                                                                         58,601                 357,493

Total assets                                                                  $              58,601   $             357,493
                                                                              ======================  ======================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note E)                             $             704,934   $           1,879,078
Accounts payable - related party (Note F)                                                     1,600                       -
Notes payable-related party (Note F)                                                              -                  90,000
Notes payable-others, current portion (Note F)                                               30,000               2,840,824
                                                                              ----------------------  ----------------------
Total current liabilities                                                                   736,534               4,809,902

Long term liabilities:
Other obligations (Note M)                                                                        -                 318,100
                                                                              ----------------------  ----------------------

Commitment and Contingencies (Note M)

(Deficiency in) stockholders' equity:
Preferred stock Series A, par value; $.001; authorized 20,000,000 shares;
2,437,700 and 1,000,000 shares issued and outstanding at December 31,
2004 and 2003, respectively
(Note G)                                                                                      2,438                     400
Preferred stock Series B, par value; $.001; authorized 1,250,000 shares; no shares issued and outstanding at December 31, 2004 and 2003 (Note G)
                                                                                                  -                       -
Preferred stock Series C, par value; $.001; authorized 25,000,000 (as amended March 21, 2005)shares; 10,000,000 shares issued and outstanding at
December 31, 2004 and 2003, respectively (Note G)                                            10,000                   1,000
Common stock, par value; $.001, authorized 11,428,572 shares;
219,800 and 767 shares issued and outstanding at December 31, 2004 and
2003, respectively (Note G)                                                                     220                       1
Subscription receivable (Note G)                                                            (39,616)                      -
Additional paid-in capital                                                               35,468,653              20,783,061
Accumulated deficit                                                                     (36,119,628)            (22,554,970)
                                                                              ----------------------  ----------------------
Total (deficiency in) stockholders' equity:                                                (677,933)             (4,770,509)

Total liabilities and (deficiency in) stockholders' equity:                   $              58,601   $             357,493
                                                                              ======================  ======================


                           See accompanying notes to consolidated financial statements

                                                    ZANN CORP.
                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                            For the Year Ended December 31,

                                                                            2004                    2003
                                                                                           (as restated- Note S)
                                                                   ----------------------  ----------------------
Revenues:
Sales, net                                                         $               1,423   $                   -
Cost of goods sold                                                                12,847                       -
                                                                   ----------------------  ----------------------
Gross (loss)                                                                     (11,424)                      -

Operating Expenses:
Selling, general and administrative                                           11,266,274               2,240,797
Impairment of goodwill  (Note C)                                                 296,280                       -
                                                                   ----------------------  ----------------------
Total operating expenses                                                      11,562,554               2,240,797

(Loss) from operations                                                       (11,573,978)             (2,240,797)

Other income (expense):
Debt forgiveness (Note B and S)                                                  865,674               1,103,552
Consulting income (Note P)                                                       150,000                       -
Interest income (expense), net                                                    (6,354)                (43,090)
                                                                   ----------------------  ----------------------
Total other income (expense)                                                   1,009,320               1,060,462

Net  (loss) before provision for income taxes                                (10,564,658)             (1,180,335)

Provision for income taxes                                                             -                       -
                                                                   ----------------------  ----------------------

Net (loss)                                                         $         (10,564,658)  $          (1,180,335)
                                                                   ======================  ======================

Loss per share (basic and fully diluted) (Note L)                  $             (825.75)  $            3,421.26
                                                                   ======================  ======================

Basic and diluted weighted average number of shares outstanding,
as restated for reverse stock splits                                              12,794                     345
                                                                   ======================  ======================

                           See accompanying notes to consolidated financial statements

                                                          ZANN CORP.
                STATEMENT OF DEFICIENCY IN STOCKHOLDERS EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        Preferred
                                             Preferred      A        Preferred    Preferred            Common    Additional
                                                 A        Shares         C        C  Shares   Common   Shares      Paid In
                                              Shares      Amount      Shares       Amount     Shares   Amount      Capital
                                             ---------  ----------  -----------  -----------  -------  -------  -------------
Balance at December 31, 2002, as restated
for reverse split                                    -  $                     -  $         -      122  $     -  $ 18,503,374
                                             =========  ==========  ===========  ===========  =======  =======  =============
Issuance of preferred shares in exchange
for services rendered                        1,000,000         400            -            -        -        -             -

Issuance of preferred shares in exchange
for services rendered                                -           -    5,000,000        1,000        -        -             -

Issuance of common stock at $2,216.84
per share, in exchange for cash                      -           -            -            -      538        1     1,192,657
Issuance of common stock in exchange
for services rendered at $10,159.15 per
share                                                -           -            -            -      107        -     1,087,029
Net loss, as restated                                -           -            -            -        -        -             -
                                             ---------  ----------  -----------  -----------  -------  -------  -------------
Balance at December 31, 2003, as restated
(Notes G and S)                              1,000,000  $      400    5,000,000  $     1,000      767  $     1  $ 20,783,061
                                             =========  ==========  ===========  ===========  =======  =======  =============
Issuance of preferred stock in exchange
for debt                                       154,700         155            -            -        -        -     3,022,395
Issuance of preferred shares in exchange
for services rendered at $0.19 per share     1,283,000       1,283            -            -        -        -       243,367
Correction of par value amounts                      -         600            -        4,000        -        -        (4,600)
Capitalization of debt forgiveness-
related party                                        -           -            -            -        -        -       135,600
Issuance of preferred shares in exchange
for services rendered at $0.0056 per share           -           -    5,000,000        5,000        -        -     2,795,000
Issuance of common stock at $40.49 per
share, in accordance with employee stock
compensation plan                                    -           -            -            -  112,613      113     4,559,488

Issuance of common stock in exchange
for services rendered at $36.97 per share            -           -            -            -  106,420      106     3,934,342
Net (loss)                                           -           -            -            -        -        -             -
                                             ---------  ----------  -----------  -----------  -------  -------  -------------
Balance at December 31, 2004                 2,437,700  $    2,438   10,000,000  $    10,000  219,800  $   220  $ 35,468,653
                                             =========  ==========  ===========  ===========  =======  =======  =============


                                              Subscription    Accumulated
                                              (Receivable)      Deficit         Total
                                             --------------  -------------  --------------
Balance at December 31, 2002, as restated
for reverse split                            $           -   $(24,374,635)  $  (5,871,260)
                                             ==============  =============  ==============
Issuance of preferred shares in exchange
for services rendered                                    -              -             400

Issuance of preferred shares in exchange
for services rendered                                    -              -           1,000

Issuance of common stock at $2,216.84
per share, in exchange for cash                          -              -       1,192,658
Issuance of common stock in exchange
for services rendered at $10,159.15 per
share                                                    -              -       1,087,029
Net Income As restated                                   -     (1,180,335)     (1,180,335)
                                             --------------  -------------  --------------
Balance at December 31, 2003, as restated
(Notes G and S)                              $           -   $(25,554,970)  $  (4,770,508)
                                             ==============  =============  ==============
Issuance of preferred stock in exchange
for debt                                                 -              -       3,022,550
Issuance of preferred shares in exchange
for services rendered at $0.19 per share                 -              -         244,650
Correction of par value amounts                          -              -               -
Capitalization of debt forgiveness-
related party                                            -              -         135,600
Issuance of preferred shares in exchange
for services rendered at $0.0056 per share               -              -       2,800,000
Issuance of common stock at $40.49 per
share, in accordance with employee stock
compensation plan                                  (39,616)             -       4,519,984

Issuance of common stock in exchange
for services rendered at $36.97 per share                -              -       3,934,448
Net (loss)                                               -    (10,564,658)    (10,564,658)
                                             --------------  -------------  --------------
Balance at December 31, 2004                 $     (39,616)  $(36,119,628)  $    (677,933)
                                             ==============  =============  ==============

                                 See accompanying notes to consolidated financial statements

                                                   ZANN CORP.
                                       CONSOLIDATED STATEMENT OF CASH FLOW
                                                                                         For the Year Ended December 31,
                                                                                            2004                 2003
                                                                                   ---------------------  ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                                                       (as restated Note S)
Net (loss)                                                                         $        (10,564,658)  $         (1,180,335)
Adjustments to reconcile net (loss) to cash used in operations:
Common stock issued in exchange for services rendered (Note G)                                3,934,449                      -
Preferred shares issued for services                                                          3,044,650                      -
Goodwill impairment (Note C)                                                                    296,280                      -
Employee stock options expenses                                                               2,778,485                      -
Income from liabilities forgiven                                                               (865,674)               209,614
Shares of non-related entity received for services (Note P)                                    (150,000)                     -
Decrease (increase) in:
Prepaid expenses and other                                                                      (18,711)                     -
(Decrease) increase in:
Accounts payable and accrued liabilities                                                       (583,536)               135,555
                                                                                   ---------------------  ---------------------
Net cash used in operations                                                                  (2,128,714)              (835,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary- cash received                                                         10,612                      -
Payment for acquisition                                                                          (1,000)                     -
Proceeds from sale of shares of non-related entity received for services (Note P)               150,000                      -
                                                                                   ---------------------  ---------------------
Net cash provided by investing activities                                                       159,612                      -

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for note payable -related party                                                         (90,000)                     -
Proceeds from sale of common stock, net of costs and fees (Note G)                            1,741,499              1,192,659
                                                                                   ---------------------  ---------------------
Net cash provided by financing activities                                                     1,651,499              1,192,659

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (317,603)               357,493
Cash and cash equivalents at beginning of the year                                              357,493                      -
                                                                                   --------------------- ----------------------
Cash and cash equivalents at end of the year                                       $             39,890   $            357,493
                                                                                   =====================  =====-------=========

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                                           $              6,420   $             43,090
Cash paid during the period for income taxes                                       $                  -   $                  -

Common stock issued in exchange for services rendered (Note G)                                3,934,449                      -
Preferred shares issued for services                                                          3,044,650                      -
Preferred shares issued for debt                                                              3,022,551                      -
Employee stock options expenses                                                               2,778,485                      -
Income from liabilities forgiven                                                               (865,674)               209,614
Shares of non-related entity received for services (Note P)                                    (150,000)                     -
Acquisition: (Note B and C)
Assets acquired                                                                    $             13,868                      -
Liabilities assumed                                                                            (309,148)                     -
Cash paid                                                                                        (1,000)                     -
                                                                                   ---------------------
Goodwill                                                                           $            296,280                      -
                                                                                   =====================

                           See accompanying notes to consolidated financial statements

                                   ZANN CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business  and  Basis  of  Presentation
--------------------------------------

The  Company  incorporated  in  Florida on March 4, 1999 as Investra Enterprises
Inc. On March 6, 2000, we completed a Share Purchase Agreement in which Pathobiotek Diagnostics, Inc. a Texas Corporation, acquired all of our issued and outstanding shares for $150,000 for the purpose of completing a merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

Effective September 7, 2001, we implemented a reverse split of our common stock at the ratio of one post-consolidation share for each 40 pre-consolidation shares, except that no shareholder was reduced to less than 10 shares.

On October 16, 2001, we completed the Plan and Agreement of Reorganization by and between Pathobiotek Diagnostics Inc., ATNG Acquisition, Inc., a Texas corporation, and ATNG, Inc., a Nevada corporation under which Pathobiotek Diagnostics Inc. issued 27,836,186 shares of its common stock as consideration for its wholly owned subsidiary, ATNG Acquisition, Inc. to acquire 100 percent of the issued and outstanding stock of ATNG, Inc., a Nevada corporation.

Following the October 16, 2001 reorganization, ATNG Acquisition, Inc. and ATNG, Inc. merged. On October 17, 2001, we changed our name to ATNG, Inc. On September 6, 2003 we changed our domicile from Texas to Nevada and changed our name to ATNG Inc.

On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. Blue Kiwi, Inc. currently markets two lines of products: Fatigue Pack and PMS Pack.

In November 2004, the shareholders and directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share. On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation share. The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split. In addition the meeting approved and increase in the number of shares of Preferred Stock to 350,000,000.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Blue Kiwi, Inc. Significant intercompany transactions have been eliminated in consolidation.

Revenue  Recognition
--------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $23,305 and $1,247 of advertising costs for the years ended December 31, 2004 and 2003, respectively.

Cash  Equivalents
-----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Income  Taxes
-------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings  Per  Share
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Impairment  of  Long-Lived  Assets
----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Inventories
-----------

Inventories consist of pre-packaged goods available for sale to customers. Cost is determined by the first-in, first-out method. Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. (Note C)

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research  and  Development
--------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2004 and 2003.

Fair  Value  of  Financial  Instruments
---------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents and short-term borrowings, as reflected in the balance sheet, approximate fair value because of the short-term maturity of these instruments.

Concentrations  of  Credit  Risk
--------------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. The Company's customers are not concentrated in any geographic areas and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $10,564,658 and $1,180,335 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 the Company's current liabilities exceeded its current assets by $677,933.

Comprehensive  Income
---------------------

Statement  of  Financial  Accounting  Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment  Information
--------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Debt  and  Equity  Securities
-----------------------------

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

New  Accounting  Pronouncements
-------------------------------

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R").SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE  B  -  ACQUISITION

On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. The Company entered into an acquisition agreement with Robert C. Simpson, the Company's president, chief executive officer, and majority shareholder, to purchase all of the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of up to 10 percent of our gross profit. The obligation to pay $5 million to Dr. Simpson in connection with the Blue Kiwi is expressly conditioned upon the Company generating profit. In the absence of profits, obligation to pay $5 million to Dr. Simpson is without effect. The obligation will not bear any interest. As a result of the Acquisition, Blue Kiwi became our wholly-owned subsidiary. The following is the summary of assets acquired and liabilities assumed and consideration paid relating to the transaction:

Assets acquired:
Cash                        $  10,612
Other current assets            3,256
                            ----------
Total Assets Acquired          13,868

Liabilities assumed:
Accounts payable                9,548
Due to related parties        299,600
                            ----------
Total Liabilities Acquired    309,148

Cash paid                      (1,000)
                            ----------

Goodwill                    $ 296,280
                            ==========

The acquisition was accounted for as a purchase in accordance with SFAS 141 and, accordingly, the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of acquisition

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company's goodwill asset was with regard to the acquisitions of Blue Kiwi for $296,280. The test completed in the last quarter ended on December 31, 2004 indicated that the recorded book value of reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

-    Significant operating losses during the past six months

-    Unanticipated decline in revenues and profitability

-    Loss of key personnel

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at December 31, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $(296,280), net of tax, or $(23.16) per share, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable  management  judgment  is  necessary  to  estimate  fair  value.
Accordingly, actual results could vary significantly from managements' estimates.


NOTE  D  -  INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pre-packaged goods available for sale to customers.

Components of inventories as of December 31, 2004 and 2003 are as follows:

                   2004   2003
                -------  -----
Finished goods  $16,397  $   -
                =======  =====

NOTE  E  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 consist of the following:

                    2004       2003
                  --------  ----------
Accounts payable  $346,801  $1,454,613
Accrued salaries   116,903     159,406
Payroll taxes      234,930     234,930
Accrued interest     6,300      30,130
                  --------  ----------
    Total         $704,934  $1,879,079
                  ========  ==========

NOTE  F  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  TO  RELATED  PARTIES

NOTES  PAYABLE  AT  DECEMBER  31,  2004 AND 2003 ARE  AS  FOLLOWS:

                                                                                      2004            2003
                                                                                                   (restated)
Convertible debenture, due April 1, 2005, interest 12%, convertible into
180,000 preferred shares -series A                                                $    30,000   $             -
Note payable to former officer, unsecured, due on demand, interest at 10%
(Note J)                                                                                    -            90,000
Note payable, unsecured, due May 26, 2001, interest at 8%                                   -            11,000
Note payable, unsecured, due on demand, interest at $500 per month                          -            20,000
Note payable to former officer, unsecured, the Company subsequently issued 15,000
convertible preferred series A shares in full satisfaction of this note payable             -           141,318
Note payable, unsecured, the Company subsequently issued 12,000
convertible preferred series A shares in full satisfaction of this note payable             -           205,483
Note payable to former Director ,unsecured, the Company subsequently issued 20,000
convertible preferred series A shares in full satisfaction of this note payable             -            62,803
Note payable, unsecured, the Company subsequently issued 5,000
convertible preferred series A shares in full satisfaction of this note payable             -            33,811
Note payable, unsecured, the Company subsequently issued 8,000
convertible preferred series A shares in full satisfaction of this note payable             -            70,048
Note payable, unsecured, the Company subsequently issued 5,000
convertible preferred series A shares in full satisfaction of this note payable             -           160,000
Note payable to former Director, unsecured the Company subsequently issued 19,000
convertible preferred series A shares in full satisfaction of this note payable             -         1,139,411
Note payable to former Director, unsecured the Company subsequently issued 10,000
convertible preferred series A shares in full satisfaction of this note payable             -           949,228
Note payable, unsecured, the Company subsequently issued
5,500 convertible preferred series A shares in full satisfaction of this note
payable                                                                                     -            47,722
                                                                                  ------------  ----------------
Total                                                                                  30,000         2,930,824
Less: current portion                                                                 (30,000)       (2,930,824)
                                                                                  ------------  ----------------
Net notes payable (long-term)                                                     $         -   $             -
                                                                                  ============  ================

NOTE  G  -  CAPITAL  STOCK

On December 3, 2004, the Shareholders and Directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share. On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation share. The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split. In addition the meeting approved and increase in the number of shares of Preferred Stock to 350,000,000.

Common  stock
-------------

The Company is authorized to issue 11,428,572 shares of common stock, with $0.001 par value per share. As of December 31, 2004, the Company has issued and outstanding 219,800 shares of common stock with par value of $0.001 per share.

During the year ended December 31, 2003, the Company issued an aggregate of 538 shares for employee stock incentive program for $1,192,659.

During the year ended December 31, 2003, the Company issued an aggregate of 107 shares for various professional services valued at $1,087,029.

During the year ended December 31, 2004, the Company issued an aggregate of 112,613 shares for employee stock incentive program for $4,559,600. In relation to issuance of shares for employee stock incentive program, the Company received cash $1,741,499 and recorded a subscription receivable of $39,616. The Company has recorded $2,778,485 as employee compensation expenses for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued an aggregate of 106,420 shares for various professional services valued at $3,934,449. The
Company valued the shares issued at $36.97 per share, which approximated the fair value of the services rendered. The compensation costs of $3,934,449 were charged to operations during the year ended December 31, 2004.

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company granted 112,613 options to purchase common stock to employees in the year ended December 31, 2004. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant. At December 31, 2004 the Company recorded $4,559,600 for the 112,613 shares issued to employees. The Company also charged expenses of $2,778,485 relating to these issuances.

All of the above share information has been adjusted to reflect the post consolidation of 900:1 on December 3, 2004 and the 350:1 post consolidation on March 10, 2005.

Preferred Stock
---------------
Series A shares are convertible into 10 shares of common stock. The Series A preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At December 31, 2004 and 2003 there were 2,437,700 and 1,000,000 shares issued and outstanding, respectively.

During the year ended December 31, 2004, the Company issued an aggregate of 154,700 shares of series A preferred stock in exchange of debt for $212,726 and subscription payable of $2,809,824 (see Note F).

During the year ended December 31, 2004, the Company issued an aggregate of 1,283,000 shares of series A preferred stock for various professional services valued at $244,650. The Company valued the shares issued at $0.19 per share, which approximated the fair value of the services rendered. The compensation costs of $244,650 were charged to operations during the year ended December 31, 2004.

Series B shares are convertible into 1 share of common stock. The Series B preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At December 31, 2004 and 2003 there were no shares issued and outstanding.

Series C shares have no conversion rights into shares of common stock. Each share of Series C preferred stock will have voting rights equal to 100 (500 per amendment on 3/10/05) votes per share of common stock on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors.

During the year ended December 31, 2004, the Company issued 5,000,000 shares of series C preferred stock for services valued at $2,800,000 to Robert C. Simpson, Ph.D., the Company's Chief Executive Officer and director and controlling shareholder. The Company valued the shares issued at $0.56 per share, which approximated the fair value of the services rendered. The compensation costs of $2,800,000 were charged to operations during the year ended December 31, 2004.

At December 31, 2004 and 2003 there were 10,000,000 and 5,000,000 shares of series C preferred stock issued and outstanding, respectively.

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN

In January 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 1 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 1 for 2004. In June 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In September 2004, the company authorized Post-Effective Amendment No. 1 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In November 2004, the company authorized Post-Effective Amendment No. 2 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. Also in November 2004, the company authorized Post-Effective Amendment No. 3 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In December 2004, the company authorized Post-Effective Amendment No. 4 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004.

The purpose of the NDRCP is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at Market Value on the date of issuance. The plan is administered by the Company's Board of Directors.

NOTE  I  -  WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed

                   Warrants Outstanding                          Warrants Exercisable
                         Weighted Average
                            Remaining           Weighed
 Exercise    Number     Contractual Life       Average         Number     Weighted Average
  Prices   Outstanding      (Years)        Exercise Price   Exercisable    Exercise Price
---------  -----------  -----------------  ---------------  -----------  -----------------
$    7.20     100,000                1.5  $          7.20      100,000   $           7.20
           -----------                                      -----------
              100,000                1.5                       100,000
           ===========  =================                   ===========

Transactions  involving  warrants  are  summarized  as  follows:

                                                    Weighted Average
                                  Number of Shares   Price Per Share
Outstanding at January 1, 2003             100,000  $            7.20
   Granted                                       -                  -
   Exercised                                     -                  -
   Canceled or expired                           -                  -
                                  ----------------  -----------------
Outstanding at December 31, 2003           100,000  $            7.20
                                  ================  =================
   Granted                                       -                  -
   Exercised                                     -                  -
   Canceled or expired                           -                  -
                                  ----------------  -----------------
Outstanding at December 31, 2004           100,000  $            7.20
                                  ================  =================

The Company did not grant any compensatory warrants to non-employees during the year ended December 31, 2004 and 2003.

NOTE  J  -  RELATED  PARTY  TRANSACTIONS

The Company advance funds to related entities for business development or reimbursement of expenses. All amounts are evaluated periodically and non-collectible amounts are written off to expense.

The Company purchases goods from a Company related to the President of the Company. For the year ended December 31, 2004 and 2003, total purchases from a related party were $19,456 and $0, respectively. At December 31, 2004 and 2003, accounts payable-related party outstanding balance was $1,600 and $0, respectively.

The Company has an unsecured 10% note payable to a former officer which is due on demand. At December 31, 2004 and 2003, the balance outstanding on this note was $0 and $90,000, respectively. The Company has accrued $-0- and $9,000 as interest expenses for the year ended December 31, 2004 and 2003, respectively. (Note F)

During the year ended December 31, 2004 5,000,000 shares of series C preferred stock were issued at a price of $.0056 per common share for services valued at $2,800,000 to Robert C. Simpson, Ph.D., the Company's Chief Executive Officer and controlling shareholder.

At December 31, 2004 and 2003, due to the president of the Company was $0 and $135,600, respectively. During 2004, President has forgiven this amount due to him and this amount was capitalized.

During the year ended December 31, 2004 the Company issued 64,000 shares of Preferred Series A shares to former Officers and Directors in settlement of $2,292,760 of Accrued Salaries, Notes and Accrued Interest Payable (see Note F). In addition, a settlement was reached with a former Officer by the payment of $90,000 to settle all claims and liabilities for alleged salaries, loans and accrued interest totaling $2,000,000, treble damages and attorneys fees.

The Company provides management and consulting services under agreements with entities controlled by the Company's President. The Company's management has determined that the collectibility and length of time to collect the amount due from these entities can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the services rendered. During the year ended December 31, 2004 and 2003, the Company did not receive nor recognize revenues in connection with providing these services.

During the years ended December 31, 2004 and 2003 the employees of the Company were paid through entities owned by the Company's President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the years ended December 31, 2004 and 2003, the Company paid these entities approximately $314,612 and $46,209 respectively, which has been charged to operations. There were no amounts due to the entities as of December 31, 2004 and 2003.

NOTE  K  -  INCOME  TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $36,000,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $12,600,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components  of  deferred  tax  assets  as  of  December 31, 2004 are as follows:

Non-Current:
Net operating loss carry forward  $ 12,600,000
                                  -------------
Valuation allowance                (12,600,000)
                                  -------------
Net deferred tax asset            $          -
                                  =============

NOTE  L  -  EARNINGS  (LOSSES)  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:

                                                   2004           2003
                                              --------------  ------------
Net (loss) available for common stockholders  $ (10,564,658)  $(1,180,335)
                                              ==============  ============
Basic and fully diluted (loss) per share      $     (825.75)  $ (3,421.26)
                                              ==============  ============
Weighted average common shares outstanding           12,794           345
                                              ==============  ============

NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

James Crunk, a former employee of the Company filed suit against the Company and two of its founders on July 20, 2001. Crunk alleged that he was hired as Chief Financial Officer for the Company under a contract that provided certain benefits. Crunk alleged that he was induced to come to work for the Company through a series of misrepresentations about the Company and the benefit that it would provide to Crunk. Crunk alleged that he loaned money to the Company that was never repaid. He alleged further that he was terminated without cause in violation of his employment contract and that the Company terminated him because he threatened to expose certain allegedly illegal conduct. Crunk has alleged four causes of action: 1) Promissory Fraud; 2) Breach of Contract; 3) Civil Violations of RICO; and 4) violations of the Tennessee Public Protection Act. Crunk sought actual damages of $2,000,000, treble damages and attorney fees.

On February 27, 2002, CNM Network, Inc. sued the Company alleging unpaid invoices of approximately $500,000 for telephone service provided to customers of the Company. CNM Network, Inc. discontinued service to the customers of the Company on January 26, 2002, leaving the Company no choice but to seek another network provider.

In late 2003 Mr. James Crunk, CNM Network, Inc. and Advanced Technology Ventures, Inc. filed an involuntary bankruptcy petition against the Company in connection with the matters mentioned in A and B above. The involuntary bankruptcy petition and the two matters mentioned in A and B above were settled in a Notice of Hearing on Joint Motion of Debtor and Petitioning Creditors to Dismiss the Involuntary Bankruptcy Case on May 12, 2004 in the Superior Court of Los Angeles County, California by payment of $210,000 in full satisfaction of any and all claims by James Crunk, CNM Network, Inc. and Advanced Technology Ventures, Inc.

On October 21, 2004, the State of Nevada, Department of Business and Industry, Division of Insurance filed Cause No.03.758, Cease and Desist Order in the matter of 1st US Insurance Company of Nevada; 1st US Holdings International; ATNG, Inc.; Matthew Jennings; Robert C. Simpson; and Stephen Turner, charging that Respondents transacted insurance business in and from the State of Nevada, without holding a Certificate of Authority as an insurer. Upon investigation, ATNG Inc. and Robert C. Simpson having been found in, all instances, innocent of such charge. The Commissioner of Insurance and Hearing Officer of the State of Nevada, Department of Business and Industry, Division of Insurance filed March 19, 2005 to dismiss without prejudice from Cause No.03.758.

On December 28, 2004, R. Patrick Liska filed a lawsuit in a Minnesota District Court asserting claims against the Company and a third party. The lawsuit has since been transferred to the United States District Court in Minnesota. The lawsuit alleges that Mr. Liska served as a director and Vice Chairman of the Board of the Company in 2004. The lawsuit seeks recovery of 1,000,000 shares of the Company's series A convertible preferred stock, salary, vacation pay, and various business expense reimbursements. Additionally, the lawsuit alleges that the Company was engaged in a joint enterprise with the third party, and as a result, the Company is liable for any salary, vacation pay, stock grants, or expense reimbursements allegedly due and owing to Mr. Liska by the third party. All of the operative allegations in the lawsuit have been denied by the Company. Because this proceeding is in its initial stage, it is difficult to predict with any degree of certainty the potential liabilities, if any, associated with the lawsuit.

Acquisition  related  agreement
-------------------------------

During 2004, the Company entered into an acquisition agreement with Robert C. Simpson, the Company's president, chief executive officer, and majority shareholder, to purchase all of the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of up to 10 percent of our gross profit. The obligation to pay $5 million to Dr. Simpson in connection with the Blue Kiwi is expressly conditioned upon the Company generating profit. In the absence of profits, obligation to pay $5 million to Dr. Simpson is without effect. The obligation will not bear any interest. As a result of the Acquisition, Blue Kiwi became our wholly-owned subsidiary. The following is the summary of assets acquired and liabilities assumed and consideration paid relating to the transaction:

Consulting  agreements
----------------------

During the years ended December 31, 2004 and 2003 the Company entered into various consulting agreements with independent consultants to provide legal services, specialty consulting and other business services in exchange for cash or S-8 stock. As of December 31, 2004 all agreements had expired and all cash payments or shares of Common or Preferred stock issued under these agreements is reflected in the accompanying consolidated financial statements.

Commitment  for  shares  issuance  against  debt
------------------------------------------------

The Company was obligated to issue shares of common stock in satisfaction of accounts payable and other contractual obligations. The obligations relating to issuance of shares of Company's common stock as of December 31, 2004 and 2003 are as follows:

                                                     2004      2003
                                               ----------  --------
2,500 shares - other                           $        -  $  2,500
51,000 shares for consulting services-related
party-president                                         -   135,600
Shares at market price for services                     -   180,000
                                               ----------  --------
Net                                            $        -  $318,100
                                               ==========  ========

The Company never issued shares as above and during the year ended December 31, 2004, the Company recorded income from forgiveness of $182,500 from above payables. Also, the Company's president agreed to forgive the Company's liability and $135,660 was capitalized for the year ended December 31, 2004.

Securities Act Violations
-------------------------

During  the  year  ended  December  31,  2004,  the  Company  filed  a series of
Registration Statements on SEC Form S-8 registering shares of the Company's common stock (see Note H). The Company failed to include the required consents from its auditors as required under the Securities Act of 1933 in connection with  the  filings  resulting  in  the  issuance  of  approximately  497,000,000 registered shares in violation of Section 5 of the Securities Act and state securities laws. As a result, the Company may have violated federal and state securities laws in connection with the issuance of those shares.

In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws with respect to the unavailability of such exemption, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements , the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

NOTE  N  -  BUSINESS  CONCENTRATION

The Company does not have any customers which accounted for more than 10% of total sales. Purchases from the Company's three major suppliers approximated $12,352 or 100% of total purchases for the year ended December 31, 2004.

NOTE  O  -  INTELLECTUAL  PROPERTY

Subsequent to the year ended December 31, 2004 the Company acquired the following patents by assignment. Compression Technology, Patent Number US 6,724,326 B1, dated April 20, 2004, assigned to ZANN Corp. on February 21, 2005, serial # 10/345,834. HUMAN BLOOD BACTERIUM, Patent Number US 6,255,467 B1, dated July 3, 2001, assigned to ZANN Corp. on February 21, 2005, serial # 09/187,946. HUMAN & MARMOSET ACTIVATING VIRUSES, Patent Number US 6,177,081 B1, dated January 23, 2001, assigned to ZANN Corp. on February 21, 2005, serial # 08/901,128. The assignment fees of $120 and legal fees of $3,257 were paid by the Company and charged to expense.

NOTE  P  -  CONSULTING  INCOME

On June 30, 2004 the Company received 10,714,286 shares of Series A Preferred Stock from an unrelated public company for management services rendered during the first six months of the year valued at $150,000. On November 29, 2004 the Company sold the shares to an unrelated entity for cash $150,000. The Company recognized $150,000 as miscellaneous income for the year ended December 31, 2004.

NOTE  Q  -  SUBSEQUENT  EVENTS

On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation shares.

In March 2005, voting rights for Series C preferred shares were changed from 100 voting rights per share to 500 votes per share.

From January 1, 2005 to March 21, 2005, the Company issued 4,009,061 shares of common stock to employees and consultants for services rendered to the company.

NOTE  R  -  GOING  CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2004 the Company incurred a loss of $10,564,658 during the year ended December 31, 2004. The Company's current liabilities exceeded its current assets by $677,933 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.


NOTE  S  -  RESTATEMENT

The Company's financial statements were restated in 2003 for the following reasons:

Restatement of 2003 Financial Statements
----------------------------------------

For the year ended December 31, 2003, the Company recorded $3,913,376 as "Extraordinary Item-Settlement of Debts and Liabilities" for gain relating to extinguishment of debt. In 2004, the Company issued preferred shares class "A" towards settlement of $2,809,824 of the liabilities written off and included as gain for the year ended December 31, 2003.

These errors resulted in an overstatement of the Company's previously reported net income for the year ended December 31, 2003 of $2,809,824, all of this amount is attributed to the previously reported under extraordinary Item in the statement of operations. In addition, these errors also resulted in an understatement of previously reported current liabilities at December 31, 2003 by $2,809,824 and an understatement of accumulated deficit in the same amount.
As such, net income for the year ended December 31, 2003 is reduced by $2,809,824 and there is a corresponding increase of $2,809,824 in current liabilities as of December 31, 2003.