Form 10QSB
period 2005-03-31
Zann Corp
filed 2005-05-16
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-28519

                                   ZANN CORP.
                 (Name of small business issuer in its charter)

           NEVADA                                      76-0510754
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 1549 NORTH LEROY STREET, SUITE D-200                    48430
         FENTON, MICHIGAN                              (Zip Code)
(Address of principal executive offices)


                                 (810) 714-2978
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2005, the issuer had 18,074,583 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                                   ZANN CORP.

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                               1
    Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . .   1
      Condensed Consolidated Balance Sheet . . . . . . . . . . . . . . . .   1
      Condensed Consolidated Statement of Losses . . . . . . . . . . . . .   2
      Condensed Consolidated Statements of Cash Flow . . . . . . . . . . .   3
      Notes to Condensed Consolidated Financial Statements . . . . . . . .   4
    Item 2.  Management's Discussion and Analysis or Plan of Operation . .  10
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .  14
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  15
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .  15
    Item 3.  Submission of Matters to a Vote of Security Holders . . . . .  15
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .  15
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  15
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                          ZANN CORP.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       March 31, 2005      December 31, 2004
                                                                                     -------------------  -------------------
                                                                                             (unaudited)
ASSETS
------
Current Assets
    Cash and cash equivalents                                                        $           81,968   $           39,890
    Inventory  (Note D)                                                                          15,958               16,397
    Prepaid expenses and other                                                                      695                2,314
                                                                                     -------------------  -------------------
        Total Current Assets                                                                     98,621               58,601

Total Assets                                                                         $           98,621   $           58,601
                                                                                     ===================  ===================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------
Current Liabilities
    Accounts payable and accrued liabilities  (Note E)                               $          716,618   $          704,934
    Account payable-related party                                                                 1,600                1,600
    Notes payable-others  (Note F)                                                              128,945               30,000
                                                                                     -------------------  -------------------

        Total Current Liabilities                                                               847,163              736,534

Deficiency in Stockholders' Equity
    Common stock, $.001 par value, 4,000,000,000 shares authorized, 13,586,583
    and 659,399 shares issued and outstanding respectively.                                      13,587                  660
    Subscription receivable                                                                     (70,000)             (39,616)
    Preferred Stock,
        Series A, $.001 par, 20,000,000 shares authorized, 2,497,700 and 2,437,700
        shares issued and outstanding, respectively.                                              2,498                2,438
        Series B, par value $.001; authorized 1,250,000; no shares issued and
        outstanding at March 31, 2005 and December 31, 2004                                           -                    -
        Series C, $.001 par, 25,000,000 shares authorized 10,000,000 issued and
        outstanding at March 31, 2005 and December 31, 2004                                      10,000               10,000

    Additional paid-in-capital                                                               36,358,127           35,468,213

    Accumulated deficit                                                                     (37,062,754)         (36,119,628)
                                                                                     -------------------  -------------------

        Total (Deficiency) in Stockholders' Equity                                             (748,542)            (677,933)

Total Liabilities and (Deficiency in) Stockholders' Equity                           $           98,621   $           58,601
                                                                                     ===================  ===================

See accompanying notes to unaudited condensed consolidated financial statements

                                                     ZANN CORP.
                                     CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                     (UNAUDITED)

                                                                                    For the three months ended
                                                                                                   March 31, 2004
                                                                               March 31, 2005    (Restated -Note J)
                                                                              -----------------  -------------------
REVENUES
Sales, net                                                                    $            345   $                -
Cost of goods sold                                                                        (439)                   -
                                                                              -----------------  -------------------
    Gross  (loss)                                                                          (94)                   -

OPERATING EXPENSES
    Selling, general & administrative                                                  941,086            1,272,941
                                                                              -----------------  -------------------

(LOSS) FROM OPERATIONS                                                                (941,180)          (1,272,941)

Other Income (Expense)
    Interest income (expense)-net                                                       (1,945)                   -
    Debt forgiveness                                                                         -                9,404
                                                                              -----------------  -------------------
        Total Other Income (Expense)                                                    (1,945)               9,404

NET (LOSS) BEFORE PROVISION FOR INCOME TAX                                             943,125           (1,263,537)
PROVISION FOR INCOME TAX                                                                     -                    -

NET (LOSS)                                                                    $       (943,125)  $       (1,263,537)
                                                                              =================  ===================

Loss per share (basic and fully diluted)                                      $          (0.15)  $          (446.79)
                                                                              =================  ===================
Basic and diluted weighted average number of shares outstanding as restated
for reverse and forward stock splits                                                 6,333,018                2,828

See accompanying notes to unaudited condensed consolidated financial statements

                                          ZANN CORP.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (UNAUDITED)

                                                              For the three months ended
                                                                              March 31, 2004
                                                                             -----------------
                                                           March 31, 2005    (Restated-NoteJ)
                                                          -----------------  -----------------
Cash Flows Used in Operating Activities
    Net (loss)                                            $       (943,125)  $     (1,263,537)
    Adjustments to reconcile net (loss)
        to net cash used in operating activities:
        Common stock issued for services                           196,300             71,212
        Preferred series A issued for services                         900                  -
        Preferred series A issued for debt                               -             32,583
        Employee stock option expense                              385,664            132,202
        Debt forgiven                                                    -              9,404
    Changes in:
        Accounts receivable, prepaid expenses and other              2,058                  -
        Accounts payable and accrued expenses                       11,684           (110,748)
                                                          -----------------  -----------------

Net cash (used in) operating activities                           (346,519)        (1,128,884)
Cash Flows from Financing Activities:
    Convertible debenture                                          100,000                  -
    Payments on convertible debenture                               (1,055)                 -
    Proceeds from sale of common stock                             289,652            779,998
                                                          -----------------  -----------------

Net Cash provided by Financing Activities                          388,597            779,998

Net Change in Cash and Cash Equivalents                             42,078           (348,886)

Cash at beginning of period                                         39,890            357,493

Cash at end of period                                     $         81,968   $          8,607
                                                          =================  =================

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                  $          1,945   $              -
Cash paid during the period for income taxes              $              -   $              -

Common stock issued in exchange for services rendered     $        196,300   $         71,212
Preferred shares issued for services                                   900                  -
Preferred shares issued for debt                          $              -   $      3,022,551
Employee stock options expenses                           $        385,664   $        132,202
Income from liabilities forgiven                          $              -   $          9,404
Write off of related party advances                       $         87,198   $              -

See accompanying notes to unaudited condensed consolidated Financial Statements

                                   ZANN CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS  AND  BASIS  OF  PRESENTATION

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

In November 2004, the shareholders and directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share. On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation share. On April 19, 2005 the Sole Director approved a forward stock split of three shares for every one share held as of May 3, 2005. The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits. In addition the meeting approved and increase in the number of shares of Preferred Stock to 350,000,000 and increased the authorized number  of  common  shares  to  4,000,000,000

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Blue Kiwi, Inc. Significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

REVENUE  RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21") MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.


STOCK  BASED  COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

Cash                        $ 10,612
Other Current Assets           3,256
                            ---------
Total Assets Acquired         13,868
Accounts Payable               9,548
Due to Related Party         299,600
                            ---------
Total Liabilities Acquired   309,148
Cash paid                     (1,000)
                            ---------
Goodwill                    $296,280
                            ---------

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

Components of inventories as of March 31, 2005 and December 31,2004 are as follows:

                   2005     2004
                -------  -------
Finished Goods  $15,958  $16,397
                =======  =======

NOTE  E  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at March 31, 2005 and December 31,2004 consist of the following:

                      2005      2004
                  --------  --------
Accounts Payable  $339,451  $346,801
Accrued Salaries   135,937   116,903
Payroll Taxes      234,930   234,930
Accrued Interest     6,300     6,300
                            --------
Total             $716,618  $704,934
                  --------  --------

NOTE  F  -  NOTES  PAYABLE

NOTES  PAYABLE  AT  MARCH  31,  2005  DECEMBER  31,  2004  ARE  AS  FOLLOWS:

                                                                                 2005       2004
                                                                              ----------  ---------
Convertible Debenture, due April 1, 2005, interest 12%, convertible into
180,000 preferred shares-series A. On April 1, 2005 the holder of this
debenture agreed to accept 50,000 shares of preferred shares-series B         $  30,000   $ 30,000
Convertible Debenture, due January 1, 2006, interest 10%, payable $1,000 per month, convertible into 15,000  preferred shares-series A on a basis of
$.663 cents for each share converted.                                            98,945        -0-
                                                                              ----------  ---------
    Total                                                                       128,945     30,000
Less: Current portion                                                          (128,945)   (30,000)
                                                                              ----------  ---------
Notes Payable: Long-term                                                      $       -   $      -
                                                                              ==========  =========

NOTE  G  -  CAPITAL  STOCK

On December 3, 2004, the Shareholders and Directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share. On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation share. On April 19, 2005 the sole Director approved a forward split of 3 shares for every 1 share outstanding effective May 3, 2005. The sole Director also approved increasing the authorized number of common shares to 4,000,000,000 preferred shares to 350,000. The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits.

COMMON  STOCK

The Company is authorized to issue 4,000,000,000 shares of common stock, with $0.001 par value per share. As of March 31, 2005 and December 31, 2004 the Company has issued and outstanding 13,586,583 and 659,399 shares respectively of common stock with par value of $0.001 per share.

During the three months ended March 31, 2005 and 2004, the Company issued an aggregate of 9,704,328 and 647 shares for employee stock incentive program for $705,700 and $912,200 respectively. In relation to issuance of shares for employee stock incentive program, the Company received cash of $237,322 and $779,998 respectively and recorded a subscription receivable at March 31,2005 of $70,000. The Company recorded $398,378 and $132,202 respectively as employee compensation expenses for the three months ended March 31, 2005 and 2004.

During the three months ended March 31, 2005 and 2004, the Company issued an aggregate of 3,222,856 and 72 shares respectively for various professional services valued at $196,300 and $71,212 respectively. The Company valued the shares issued at the closing price on the date the shares were issued, which approximated the fair value of the services rendered. The compensation costs of $196,300 and $71,212 were charged to operations during the three months ended March 31, 2005 and 2004 respectively.

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company granted 9,704,328 and 647 options to purchase common stock to employees in the three month periods ended March 31, 2005 and 2004, respectively. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant. At March 31, 2005 and 2004 the Company recorded $705,700 and $912,200 for the 9,704,328 and 647 shares issued to employees. The Company also charged expenses of $398,378 and $132,202 relating to these issuances.

All  of  the  above  share  information  has  been  adjusted to reflect the post
consolidation  of   350:1  on  March  10,  2005  and the forward split of 3:1 on
May  3,  2005

PREFERRED  STOCK

Series A shares are convertible into 10 shares of common stock. The Series A preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At March 31, 2005 December 31, 2004 there were 2,497,700 and 2,437,700 shares issued and outstanding, respectively.

During the three months ended March 31, 2004, the Company issued an aggregate of 154,700 shares of series A preferred stock in exchange of debt for $3,022,550.

During the three months ended March 31, 2005 , the Company issued an aggregate of 60,000 shares of series A preferred stock for various professional services valued at $900. The Company valued the shares issued at $0.015 per share, which approximated the fair value of the services rendered. The compensation costs of $900 were charged to operations during the three months ended March 31, 2005.

Series B shares are convertible into 1 share of common stock. The Series B preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At March 31, 2005 and December 31, 2004 there were no shares issued and outstanding.

Series C shares have no conversion rights into shares of common stock. Each share of Series C preferred stock will have voting rights equal to 500 votes per share of common stock on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors.

At March 31, 2005 and December 31, 2004 there were 10,000,000 shares of series C preferred stock issued and outstanding, respectively.

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

NOTE  I  -  RELATED  PARTY  TRANSACTIONS

The Company advance funds to related entities for business development or reimbursement of expenses. All amounts are evaluated periodically and non-collectible amounts are written off to expense. During three months ended March 31, 2005, the Company wrote off $87,198 as non collectible advances to related parties.

At March 31, 2005 and December 31, 2004 accounts payable-related party outstanding balance was $1,600. The Company provides management and consulting services under agreements with entities controlled by the Company's President. The Company's management has determined that the collectibility and length of time to collect the amount due from these entities can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the services rendered. During the periods ended March 31, 2005 and 2004, the Company did not receive nor recognize revenues in connection with providing these services.

During the periods ended March 31, 2005 and 2004 the employees of the Company were paid through entities owned by the Company's President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the three months ended March 31, 2005 and 2004 the Company paid these entities approximately $185,936 and $52,227 respectively, which has been charged to operations. At March 31, 2005 $19,034 was owed to the related entity (included in accounts payable) for payroll expenses. There were no amounts due to the entities as of March 31, 2004.

NOTE  J  -  RESTATEMENT

During the audit of the Company's financial statements for the twelve months ended December 31, 2004, the Company made accounting adjustments for certain transactions that occurred during the three months ended March 31, 2004 as follows:
     - Recorded Employee stock options at Fair Market Value at the date of the grant less cash received from the employee exercise. Increased Employee Stock Option expense $132,202 and increased Additional Paid In Capital by $132,202.
     - Recorded Preferred Series A shares issued for debt at the fair market value of the shares at the date agreements were made with creditors to take shares in exchange for their debts. The effect of this adjustment was to increase the Accumulated Deficit at December 31, 2003 by $2,809,824, decrease Debt Forgiveness income by $285,641 and increase Additional Paid In Capital by $3,095,465 for the three months ended March 31, 2004.
     - Write off advances to related companies and potential business ventures. This adjustment increased the loss for the period ended March 31, 2004 by $390,000 and reduced Accounts Receivable-Related Parties by $390,000 at March 31, 2004.
     - Adjusted Other Obligations by negotiating the cancellation of certain shares to be issued to a related party and others. This adjustment reduced Other Obligations by $318,100, decreasing Debt Forgiveness by $182,500 and increasing Additional Paid In Capital by $135,600.
     - Adjusted Common Stock to reflect the 900:1 and 350:1 reverse stock splits on December 3, 2004 and March 10, 2005, respectively and the 3:1 forward stock split on May 3, 2005. This adjustment increased Additional Paid In Capital by $314,584 and decreased Common Stock by $314,584.
     - Adjusted the Par Value of Preferred Series A and C to reflect the correct par value. This adjustment increased the Par Value of Series A by $735, Series C by $4,000 and decreased Additional Paid In Capital by $4,735.

The net effect of these adjustments for the three months ended March 31, 2004 are as follows:

                                                                Three Months Ended
                                                                  March 31, 2004
                                                         As Originally
                                                            Reported            Restated
                                                      --------------------  ----------------
Total Assets                                          $           398,607   $         8,607
                                                      --------------------  ----------------

Liabilities and Other Obligations                     $         2,207,429   $     1,889,336

Common Stock                                          $           317,022   $         2,438
Preferred Series A                                                    400             1,135
Preferred Series C                                                  1,000             5,000
Additional Paid In Capital                                     21,256,095        24,929,211
Accumulated Deficit                                           (23,383,339)      (26,818,513)
                                                      --------------------  ----------------
Total Liabilities and (Deficiency) in Stockholders'
Equity                                                $           398,607   $         8,607
                                                      --------------------  ----------------

Net (Loss)                                            $          (638,187)  $    (1,263,537)
                                                      --------------------  ----------------
Loss Per Share - Basic and Diluted                    $           (225.67)  $       (446.79)
                                                      --------------------  ----------------

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

MANAGEMENT'S  PLAN  OF  OPERATIONS

GENERAL

     We are approximately two and a half years into a turnaround period. All planned acquisitions are either completed or cancelled, with one exception; Sartam Industries Inc. We have signed a "Letter of Intent" with Sartam and are working on a "Definitive Agreement". An audit will be required as one of significant the steps in the acquisition process. Those acquisitions which were cancelled did not meet our audit compliance standards. We completed the acquisition of Blue Kiwi Inc. in the 3rd Quarter of 2004. Blue
Kiwi  has  two  products  on  the  market,  the  Fatigue  Pack(R)  and  the  PMS
Pack(TM).

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

          The  first four objectives were achieved by or during 2004 as follows:

          - We raised enough working capital for a turnaround and revitalization; $9,000,000.00 in debt and legal exposure inherited from the prior management was settled, with the exception of $235,000 in payroll taxes and $116,000 in salaries.

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

     We have three promising patents, one for a blood-borne bacteria associated with multiple sclerosis and chronic fatigue syndrome, one for an activating virus associated with AIDS and several cancers, and one for analog compression technology. The most promising of these is the bloodborne bacterium patent. Monoclonal antibodies are being tested and are performing as per requirements. These monoclonals are being used to study pathogenesis. The methylobacterium are not supposed to be in the blood. It is a contradiction to medical dogma. It has taken several years and several million dollars to characterize this organism and to produce antibodies. Now we can accelerate our research.

     The company has four current business units and one planned acquisition as follows:

     -    Monoclonal  antibodies  and  gene  therapy;

     -    Nutritional  supplements  (Blue  Kiwi);

     -    Franchising  of  Niche  market  vehicle  dealerships;

     -    Financial  services;  (development  stage)

     - Sartam Industries, Inc. (semi-automatic riveting system - planned acquisition).

TECHNOLOGY  AND  PATENTS

     We  currently  own  the  following  patents:

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

RESULTS  OF  OPERATIONS

CONTINUING  OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total net sales and revenues were at $345 for the three months ended March 31, 2005 compared to $0 for the period ended March 31, 2004, an increase of 345 percent.

     Our gross profit (loss) for the three months ended March 31, 2005 compared to 2004 decreased to $(94) from $0. Gross (loss) as a percentage of sales increased to (27) percent in 2005 from 0 percent in 2004.

     Total operating expenses for the three months ended March 31, 2005 compared to 2004 decreased by $331,855 to $941,086 from $1,272,941 in the prior period.

     Operating loss decreased from a loss of $1,272,941 to a loss of $941,180 for the three months ended March 31, 2005 compared to the period ended March 31, 2004.

     Interest expense, net for the three months ended March 31, 2005 was $1,945 as compared to $0 for the same period of 2004.

     Net loss from continuing operations for the three months ended March 31, 2005 increased to a loss of $943,125 from a loss of $1,263,537 compared to the same period 2004.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2005, we had a deficiency in working capital of $748,542. During the three months ended March 31, 2005 we raised $100,000 through the issuance of a one year 10% Convertible Debenture for working capital. We also paid $1,945 of interest and made $1,055 payments on the principal balance. The Debenture is convertible into shares of Series A Preferred stock at $.663 cents per share at the option of the holder.

     We also received $289,652 from the exercise of employee stock options. The proceeds were used for working capital.

     No cash used in investing activities and none was used for property, plant, and equipment. Payments on a Convertible Debenture totalled $1,055.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our December 31, 2004 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.



OFF-BALANCE  SHEET  ARRANGEMENTS

We  do  not  have  any  off-balance  sheet  arrangements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


ITEM  2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On January 10, 2005, we issued a convertible debenture to MOCO Investments, Inc. in exchange for $100,000. The debenture is due in monthly installments of $1,000, beginning February 10, 2005, with a final payment due February 10, 2006, when the unpaid balance of principal and all accrued interest shall be due and payable. The debenture bears interest at the rate of 10% per annum. The holder may convert the Debenture into our preferred series A stock at anytime during the year on a basis of one share of preferred series A for each dollar outstanding on the conversion date. The $100,000 was used for working capital.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Zann Corp. and our business prospects, as required by the Securities Act.

     In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.


ITEM  3.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.   OTHER  INFORMATION.

     None.

ITEM  6.   EXHIBITS.

EXHIBIT NO.                                       IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------

 3.1 **      Articles of Incorporation
 3.2 **      Articles of Amendment to Articles of Incorporation
 3.3 **      Articles of Amendment to Articles of Incorporation
 3.4 **      Certificate of Designation establishing our Series A Preferred Stock, filed effective August 24,
             2004.
 3.5 **      Certificate of Designation establishing our Series C Preferred Stock, filed effective August 24,
             2004.
 3.6 **      Certificate of Amendment to the Certificate of Designation establishing our Series C Preferred
             Stock, filed effective March 21, 2005.
 3.7 **      Articles of Amendment to our Articles of Incorporation, filed effective on December 3, 2004.
 3.8 **      Certificate of Designation establishing our Series B Preferred Stock, filed effective on March 8,
             2005.
 3.9 **      Certificate of Change, filed effective on March 10, 2005.
 3.10 *      Certificate of Change, filed effective on May 3, 2005
 10.1 **     Blue Kiwi Acquisition Agreement.
 10.2 **     Investra Articles of Merger.
 10.3 **     Pathobiotek Acquisition Agreement.
 31.1 *      Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of
             Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
             Act of 2002.
 31.2 *      Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1 *      Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of
             Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-
             Oxley Act of 2002.
 32.2 *      Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*    Filed  herewith.
**   Previously  Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZANN Corp.
Dated May 16, 2005.
                                            By /s/ Robert C. Simpson
                                            -------------------------------
                                              Robert C. Simpson, President and
                                              Chairman of the Board of Directors