Form 10QSB
period 2005-06-30
Zann Corp
filed 2005-08-22
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 2005, the issuer had 28,020,296 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [x]

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .   1
     Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . .   1
              Condensed Consolidated Balance Sheets. . . . . . . . . . . .   1
              Condensed Consolidated Statement of Losses . . . . . . . . .   2
              Condensed Consolidated Statements of Cash Flow . . . . . . .   3
              Notes for Condensed Consolidated Financial Statements. . . .   3
     Item 2.  Management's Discussion and Analysis or Plan of Operation. .  13
     Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  17
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  17
     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  18
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  18
     Item 3.  Submission of Matters to a Vote of Security Holders. . . . .  19
     Item 4.  Other Information. . . . . . . . . . . . . . . . . . . . . .  19
     Item 5.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .  19
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                 ZANN CORP.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 2005  December 31, 2004
                                                                             (Unaudited)

ASSETS
------
Current Assets
  Cash and cash equivalents                                                $       7,496   $         39,890
  Inventory (Note D)                                                             103,871             16,397
  Prepaid expenses and other                                                       1,506              2,314
    Total Current Assets                                                         112,873             58,601

  Property and equipments, net of accumulated depreciation of              $           0          2,068,707

  Other Assets

Intangibles Assets, net (Note C)                                               2,764,263                  -

Total Assets                                                               $   4,945,843   $         58,601

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilities (Note E)                        $     867,075   $        704,934
  Account payable-related party                                                  103,656              1,600
  Notes payable-others (Note F)                                                1,848,440             30,000
    Total Current Liabilities                                                  2,819,171            736,534
Notes Payable-Long Term                                                        3,005,653                  -
    Total Liabilities                                                          5,824,824            736,534

Minority Interest (Note B)                                                       199,532                  -
Deficiency in Stockholders' Equity (Note G)

  Common stock, $.001 par value, 4,000,000,000 shares authorized,                 22,325                660
  22,324,583 and 659,399 shares issued and outstanding respectively.
  Subscription receivable                                                        (65,000)           (39,616)
  Preferred Stock,
    Series A, $.001 par, 20,000,000 shares authorized, 2,497,700 and               2,498              2,438
    2,437,700 shares issued and outstanding, at June 30, 2005 and
    December 31, 2004, respectively
    Series B, par value $.001; authorized 1,250,000; 50,000 and 0 shares              50                  -
    issued and outstanding at June 30, 2005 and December 31, 2004, respectively
    Series C, $.001 par, 25,000,000 shares authorized 10,000,000 shares           10,000             10,000
    issued and outstanding at June 30, 2005 and December 31, 2004
  Additional paid-in-capital                                                  36,586,555         35,468,213
  Accumulated deficit                                                        (37,634,940)       (36,119,628)
    Total (Deficiency) in Stockholders' Equity                                (1,078,512)          (677,933)

Total Liabilities and (Deficiency) in Stockholders' Equity                 $   4,945,843   $         58,601

See accompanying notes to unaudited condensed consolidated financial statements

                                                          ZANN CORP.
                                          CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                         (UNAUDITED)

                                               For the three months ended June 30        For the six months ended June 30
                                                  2005                  2004                2005                 2004
                                                                   (Restated-Note J)                        (Restated-Note J)
REVENUES                                   $               254   $               -   $               599   $               -
Cost of Goods Sold                                         677                   -                 1,116                   -
                                           --------------------  ------------------  --------------------  ------------------
    Gross  (Loss)                                         (424)                  -                  (518)                  -

OPERATING EXPENSES
    Selling, General &
    Administrative                                     369,737             714,327             1,310,823           1,987,268
                                           --------------------  ------------------  --------------------  ------------------

(LOSS) FROM OPERATIONS                                (370,161)           (714,327)          ( 1,311,341)         (1,987,268)

Other Income (Expense)
    Interest Income (Expense)-
    net                                                 (2,494)                  -                (4,439)                  -
    Debt Forgiveness                                         -             606,728                     -             616,132
                                           --------------------  ------------------  --------------------  ------------------
      Total Other Income
      (Expense)                                         (2,494)            606,728                (4,439)            616,132
NET (LOSS) BEFORE PROVISION
FOR INCOME TAX                                        (372,655)           (107,599)           (1,315,780)         (1,371,136)
PROVISION FOR INCOME TAX

NET (LOSS)                                 $          (372,655)  $        (107,599)  $        (1,315,780)  $      (1,371,136)
                                           ====================  ==================  ====================  ==================

Loss per share (basic and fully diluted)   $             (0.02)  $          (43.85)  $             (0.11)  $         (571.31)
Basic and diluted weighted average
number of shares outstanding as restated
for reverse and forward stock splits                17,773,067               2,454            12,083,906               2,400

See accompanying notes to unaudited condensed consolidated financial statements

                                            ZANN CORP.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (UNAUDITED)

                                                             For the six months ended June 30,
                                                                 2005              2004
  Net (Loss)                                              $     (1,315,780)  $        (1,371,136)
  Adjustments to reconcile net (loss)
    to net cash used in operating activities:
    Common stock issued for services                               272,300               607,395
    Employee stock option expense                                  449,295               401,812
    Preferred series A issued for services                             900
    Reimbursement due from a related party and paid
      in stock after the period-end                                      -              (150,000)
    Debt forgiven                                                        -              (616,132)
  Changes in:
    Accounts payable and accrued expenses                          103,814              (255,709)
    Inventory and prepaid expenses                                   2,361                     -
    Note payable-related                                                 -               (90,000)
                                                          ---------------------------------------
Net Cash  (used) in Operating Activities                          (487,110)           (1,473,770)
                                                          ---------------------------------------

Cash Flows from Investing Activities
  Cash acquired on acquisition of Sartam                               394

  Acquisition of subsidiary                                       (200,000)                    -
                                                          -----------------
Net Cash provided (used) in Investing Activities                  (199,606)

Cash Flows from Financing Activities:
  Proceeds from convertible debenture                              100,000                     -
  Proceeds from notes payable                                      200,000
  Payments on convertible debenture                                 (1,615)                    -
  Proceeds from sale of common stock                               355,937             1,230,388
                                                          ---------------------------------------
Net Cash provided (used) in Financing Activities                   654,322             1,230,388
                                                          ---------------------------------------
Net Change in Cash                                                 (32,394)             (243,382)
Cash at beginning of period                                         39,890               357,493
                                                          ---------------------------------------
Cash at end of period                                     $          7,496   $           114,111
                                                          =======================================


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest                $          4,439   $                 -
                                                          ---------------------------------------
  Cash paid during the period for income taxes            $              -   $                 -
                                                          ---------------------------------------
  Common stock issued in exchange for services rendered   $        272,300   $           607,395
                                                          ---------------------------------------
  Preferred shares issued for services                    $            900   $                 -
                                                          ---------------------------------------
  Preferred shares issued for debt                        $         36,300   $         3,022,550
                                                          ---------------------------------------
  Employee stock option expense                           $        449,295   $           401,812
                                                          ---------------------------------------
  Income from Liabilities forgiven                        $              -   $           616,132
                                                          ---------------------------------------
  Acquisition: (Note B and C)
                                                          ---------------------------------------
      Assest acquired                                     $      4,922,392   $                 -
                                                          ---------------------------------------
      Liabilities assumed                                 $       (522,392)  $                 -
                                                          ---------------------------------------
      Cash paid                                           $       (200,000)  $                 -
                                                          ---------------------------------------
      Notes payable                                       $     (4,200,000)  $                 -
                                                          ---------------------------------------

See accompanying notes to unaudited condensed consolidated Financial Statements

                                   ZANN CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005


NOTE  A  -  SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

The  Company  incorporated  in  Florida on March 4, 1999 as Investra Enterprises
Inc. On March 6, 2000, we completed a Share Purchase Agreement in which Pathobiotek Diagnostics, Inc., a Texas Corporation, acquired all of our issued and outstanding shares for $150,000 for the purpose of completing a merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

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

On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. Blue Kiwi, Inc. currently markets two lines of products: Fatigue Pack(R) and PMS(TM) Pack.

In November 2004, the shareholders and directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share. On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation share. On April 19, 2005 the Sole Director approved a forward stock split of three shares for every one share held as of May 3, 2005. The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits. In addition the meeting approved and increase in the number of shares of Preferred Stock to 350,000,000 and increased the authorized number of common shares to 4,000,000,000.

On June 27, 2005 the Company acquired approximately 48% of the Common and 6.52% of the Convertible Preferred Second Series of Sartam Industries, Inc, a Florida Corporation engaged the manufacturing and sale of automatic riveting machines and the re-supply of riveting belts. We are presently evaluating the assets of Sartam Industries, Inc. and as a result no amounts have been included in the consolidated financial statements except for the acquisition cost and related notes payable.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Blue Kiwi, Inc. Significant intercompany transactions have been eliminated in consolidation.

INVENTORY

The Company values inventory at the first in, first out basis. Inventory is reviewed periodically for obsolescence and any unsaleable products are written off. Health and nutritional supplements are purchased from an outside manufacturer and include all costs including labeling and packaging. Rivet guns and magazines are manufactured and include all direct and indirect costs associated with the manufacturing.

PROPERTY  AND  EQUIPMENT

Costs for property and equipment are accumulated in work in progress until assets are placed in service at which time the accumulated cost is depreciated or amortized over the estimated useful life of the asset.

Major classes of property and equipment at June 30, 2005 and December 31, 2004 consist of the following:

                                                    2005      2004
                                                 ----------  -------
Equipment-computer and trucks                    $   43,707  $   --
Packing machines                                  2,025,000      --

Net property and equipment                       $2,068,707  $   --
                                                 ==========  =======

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Intangibles acquired in the acquisition of Sartam will be accounted according to SFAS 142. Such determination will be made by management subsequent to June 30, 2005.

SEGMENT  INFORMATION

The Company has various separate, reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

RECLASSIFICATIONS

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

REVENUE  RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21") MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant. For the period ended June 30, 2005 neither of the Company's subsidiaries had significant revenue. Revenue recognized the third and fourth quarter will be in conformity with the Revenue Recognition policy enumerated above. Revenue for Sartam will be recognized when finished products are shipped to the customer against confirmed purchase orders or contracts.

STOCK  BASED  COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2005.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.


NOTE  B  -  MINORITY INTERESTS AND ACQUISITIONS

MINORITY INTERESTS
Minority interest reflects the other owners' proportionate share in the assets, liabilities and equity of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interest are consolidated, minority interests income, net represents the income or loss attributable to the other owners.

ACQUISITIONS
On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. The Company entered into an acquisition agreement with Robert C. Simpson, the Company's president, chief executive officer, and majority shareholder, to purchase all of the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of up to 10 percent of our gross profit. The obligation to pay $5 million to Dr. Simpson in connection with the Blue Kiwi is expressly conditioned upon the Company generating profit. In the absence of profits, obligation to pay $5 million to Dr. Simpson is without effect. The obligation will not bear any interest. As a result of the Acquisition, Blue Kiwi became our wholly-owned subsidiary. The following is the summary of assets acquired and liabilities assumed and consideration paid relating to the transaction: assets acquired:

Cash                       $ 10,612
Other current assets          3,256
                           ---------
Total assets acquired        13,868
Accounts payable              9,548
Due to related party        299,600
                           ---------
Total liabilities assumed   309,148
Cash paid                    (1,000)
                           ---------
Goodwill                   $296,280
                           ---------

The acquisition was accounted for as a purchase in accordance with SFAS 141 and, accordingly, the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of acquisition.

In June 2005, the Company acquired a 48% interest in Sartam, Inc. for $200,000 in cash and $4,200,000 in Promissory Notes. The acquisition of Sartam was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations." The results of operations for Sartam have been included in the condensed consolidated statements of losses for the three months ended June 30, 2005, since the date of acquisition i.e. June 27, 2005. Sartam did not have any operations for period between June 27, 2005 and June 30, 2005. In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management's estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Assets acquired:
Cash                         $        395
Inventory                          89,027
Property and equipments-net     2,068,707
Intangibles                     2,764,263
                             -------------
                                4,922,392

Liabilities assumed              (522,392)
Cash paid                        (200,000)
Notes payable                $ (4,200,000)
                             -------------
                             $ (4,922,392)
                             =============

Information required to complete the purchase price allocation for certain tangible and intangible property is not yet available. Final allocation of the purchase price will be completed as soon as this information is available. The remaining 52% is owned by approximately 100 shareholders and is recognized as minority interest. Sartam manufactures and sells patented Rivet Guns and Rivet Belts to the manufacturing industry. Operating results are consolidated consistent with the acquisition date of June 27, 2005.

Sartam Industries, Inc. is the Worldwide patent and license holder of the AUTOFAST(R) 2000 Fastening System. The AUTOFAST 2000 semi-automatic riveting system is comprised of the AUTOFAST 2000 riveting tool and magazine. The key feature of this innovative product is its patented rivet magazine feeding system. The magazine feature enables the user to semi-automatically feed most conventional and structural blind rivets through a portable hand-held tool with greater speed and reliability than current technology allows. The AUTOFAST 2000 is cost-effective, saving time and money by increased worker productivity. It is fast and efficient, simple and easy to use, versatile, and compatible and adaptable to other systems. Applications for the AUTOFAST 2000 are limitless. Its portable, user-friendly design makes it ideal for fieldwork and use in tight corners and hard-to-reach places. The AUTOFAST 2000 is the only self-contained, portable, semi-automatic blind rivet application tool on the market today.


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

The Company does not have complete information relating to intangible property acquired with Sartam acquisition. The Company will perform allocation of purchase price, including intangibles and related impairment test subsequent to June 30, 2005.

Considerable  management  judgment  is  necessary  to  estimate  fair  value.
Accordingly, actual results could vary significantly from managements' estimates.


NOTE  D  -  INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. At As of June 30, 2005, inventories consist of pre-packaged Health and Nutritional supplements of $14,844 and Manufactured Rivet Guns and Belts of $89,027 available for sale to customers.

Components of inventories as of June 30, 2005 and December 31,2004 are as follows:

                    2005     2004
                --------  -------
Finished Goods  $103,871  $16,397

NOTE  E  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 and December 31,2004 consist of the following:

                    2005      2004
                  --------  --------
Accounts payable  $494,357  $346,801
Accrued salaries   137,788   116,903
Payroll taxes      234,930   234,930
Accrued interest         -     6,300
                  ------------------
Total             $867,075  $704,934
                  --------  --------

NOTE  F  -  NOTES  PAYABLE

NOTES  PAYABLE  AT JUNE 30, 2005 AND  DECEMBER  31,  2004  ARE  AS  FOLLOWS:

                                                                                  2005       2004
                                                                           ------------  ---------
Convertible Debenture, due April 1, 2005, interest 12%, convertible into
180,000 preferred shares-series A. On April 1, 2005 the holder of this
debenture agreed to accept 50,000 shares of preferred shares-series B.     $         -   $ 30,000
                                                                           ------------  ---------
Convertible Debenture, due January 1, 2006, interest 10%, payable
1,000 per month, convertible into 15,000  preferred shares-series A on
a basis of $.663 cents for each share converted                                 98,440          -
                                                                           ------------  ---------
Promissory Notes, Non-Interest Bearing, due  $500,000 in December
2005; $1,000,000 in March 2006 and $2,700,000 in August 2006                 4,200,000          -
                                                                           ------------  ---------
Promissory Note, Non-Interest Bearing, due in August 2005,
collateralized by 20,000 shares of Preferred Series A                          150,000          -
                                                                           ------------  ---------
Promissory Note, Non-Interest Bearing, due in August 2005,
collateralized by 7,000 shares of Preferred Series A                            50,000          -
                                                                           ------------  ---------
Promissory Note, Non-Interest Bearing, due from royalties or revenue from Honsel until paid in full.  If not paid from royalties or revenue from Honsel then $50,000 due December 31, 2005 and remaining
balance due by December 31, 2006.                                              355,653          -
                                                                           ------------  ---------

Total                                                                        4,854,093     30,000
Less: current portion                                                       (1,848,440)   (30,000)
                                                                           ------------  ---------

Notes payable: long-term                                                   $ 3,005,653   $      -
                                                                           ============  =========


NOTE  G  -  CAPITAL STOCK

On December 3, 2004, the Shareholders and Directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp. and amended its Articles of Incorporation; increasing the number of authorized shares to 4,000,000,000, and authorizing a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share. On March 1, 2005 the sole Director approved a decrease in the authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation share. On April 19, 2005 the sole Director approved a forward split of 3 shares for every 1 share outstanding effective May 3, 2005. The sole Director also approved increasing the authorized number of common shares to 4,000,000,000 and the authorized preferred shares to 350,000,000. The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits.

COMMON STOCK

The Company is authorized to issue 4,000,000,000 shares of common stock, with $0.001 par value per share. As of June 30, 2005 and December 31, 2004 the Company has issued and outstanding 22,324,583 and 659,399 shares respectively of common stock with par value of $0.001 per share.

During the six months ended June 30, 2005 and 2004, the Company issued an aggregate of 14,192,327 and 1,980 shares for employee stock incentive program for $830,616 and $1,632,200 respectively. In relation to issuance of shares for employee stock incentive program, the Company received cash of $355,937 and $1,230,387 respectively and recorded a subscription receivable at June 30, 2005 of $65,000. The Company recorded $449,295 and $401,813 respectively as employee compensation expenses for the six months ended June 30, 2005 and 2004.

During the six months ended June 30, 2005 and 2004, the Company issued an aggregate of 7,472,857 and 383 shares respectively for various professional services valued at $272,300 and $607,395 respectively. The Company valued the shares issued at the closing price on the date the shares were issued, which approximated the fair value of the services rendered. The compensation costs of $272,300 and $607,395 were charged to operations during the six months ended June 30, 2005 and 2004 respectively.

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company granted 14,192,327 and 1,980 options to purchase common stock to employees in the six month periods ended June 30, 2005 and 2004, respectively. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant. All options are exercised on the day of grant. At June 30, 2005 and 2004 the Company recorded $830,616 and $1,632,200 for the 14,192,327 and 1,980 shares issued to employees. The Company also charged expenses of $449,295 and $401,813 relating to these issuances.

All of the above share information has been adjusted to reflect the post consolidation of 900:1 on December 3, 2004 and 350:1 on March 10, 2005
and the forward split of 3:1 on May  3,  2005.

PREFERRED STOCK

Series A shares are convertible into 10 shares of common stock. The Series A preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At June 30, 2005 and December 31, 2004 there were 2,497,700 and 2,437,700 shares issued and outstanding, respectively.

During the six months ended June 30, 2004, the Company issued an aggregate of 154,700 shares of series a preferred stock in exchange of debt for $3,022,550.

During the six months ended June 30, 2005, the Company issued an aggregate of 60,000 shares of series a preferred stock for various professional services valued at $900. The Company valued the shares issued at $0.015 per share, which approximated the fair value of the services rendered. The compensation costs of $900 were charged to operations during the six months ended June 30, 2005.

Series B shares are convertible into 1 share of common stock. The Series B preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. During the six months ended June 30, 2005 the Company issued 50,000 shares in exchange for a Convertible Debenture and Accrued Interest totaling $36,300. At December 31, 2004 there were no shares issued and outstanding.

Series C shares have no conversion rights into shares of common stock. Each share of Series C preferred stock will have voting rights equal to 500 votes per share of common stock on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors.

At June 30, 2005 and December 31, 2004 there were 10,000,000 shares of series C preferred stock issued and outstanding, respectively.


NOTE  H  -  NON QUALIFIED STOCK COMPENSATION PLAN

In May 2005, the Company authorized the Non-Employee Directors and Consultants Retainer Plan ("NDCRP") for the Year 2005. The purpose of the NDRCP is to attract non-employee directors and consultants who are capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of the plan, non-employee directors or consultants may be compensated through the issuance of Company stock at Market Value on the date of issuance. The plan is administered by the Company's Board of Directors.

NOTE  I  -  RELATED PARTY TRANSACTIONS

The Company advance funds to related entities for business development or reimbursement of expenses. During six months ended June 30, 2005, the Company has reimbursed net $182,523 to related parties. The Company provides management and consulting services under agreements with entities controlled by the Company's President. The Company's management has determined that the collectibility and length of time to collect the amount due from these entities can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the services rendered. During the periods ended June 30, 2005 and 2004, the Company did not receive nor recognize revenues in connection with providing these services.

At June 30, 2005 and December 31, 2004 accounts payable-related party outstanding balances of $103,656 and $1,600 respectively. These amounts represent funds advanced by an Officer for operating expenses.

During the periods ended June 30, 2005 and 2004 the employees of the Company were paid through entities owned by the Company's President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the six months ended June 30, 2005 and 2004 the Company paid these entities approximately $220,986 and $182,380 respectively, which has been charged to operations. At June 30, 2005, $20,885 was owed to the related entity (included in accounts payable) for payroll expenses. There were no amounts due to these entities as of June 30, 2004.


NOTE  J  -  RESTATEMENT

During the audit of the Company's financial statements for the twelve months ended December 31, 2004, the Company made accounting adjustments for certain transactions that occurred during the six months ended June 30, 2004 as follows:

- Recorded Employee stock options at Fair Market Value at the date of the grant less cash received from the employee exercise. Increased Employee Stock Option expense $401,812 and increased Additional Paid in Capital by $401,812.
- Recorded Preferred Series shares issued for debt at the fair market value of the shares at the date agreements were made with creditors to take shares in exchange for their debts. The effect of this adjustment was to increase the Accumulated Deficit at December 31, 2003 by $2,809,824, decrease Debt Forgiveness income by $285,641 and increase Additional Paid In Capital by $3,095,465 for the six months ended June 30, 2004.
- Adjusted Other Obligations by negotiating the cancellation of certain shares to be issued to a related party and others. This adjustment reduced Debt Forgiveness by $135,600 and increasing Additional Paid in Capital by $135,600.
- Adjusted Common Stock to reflect the 900:1 and 350:1 reverse stock splits on December 3, 2004 and March 10, 2005, respectively and the 3:1 forward stock split on May 3, 2005. This adjustment increased Additional Paid in Capital by $414,223 and decreased Common Stock by $414,223.
- Adjusted the Par Value of Preferred Series A and C to reflect the correct par value. This adjustment decreased the Par Value of Series A by $1,005, Series C by $5,000 and increased Additional Paid in Capital by $6,005.

The net effect of these adjustments for the six months ended June 30, 2004 are as follows:

                                                                   Six Months Ended
                                                                    June 30, 2004
                                                             As Originally
                                                                Reported       Restated
                                                             -------------  -------------

Total Assets                                                 $    264,111   $    264,111
                                                             -------------  -------------

Liabilities and Other Obligations                                 915,070        915,070
                                                             -------------  -------------

Common Stock                                                      414,227              4
Preferred Series A                                                  2,140          1,135
Preferred Series C                                                 10,000          5,000
Additional Paid in Capital                                     22,215,904     26,269,009
Accumulated Deficit                                           (23,293,230)   (26,926,107)
                                                             -------------  -------------
Total Liabilities and (Deficiency) in Stockholders' Equity   $    264,111   $    264,111
                                                             -------------  -------------

Net (Loss)                                                   $   (548,083)  $ (1,371,136)
                                                             -------------  -------------

Loss Per Share - Basic and Diluted                           $       (.00)  $    (571.31)
                                                             -------------  -------------

NOTE K - BUSINESS SEGMENTS

The  Company  reports  its  businesses  as  three  reportable  segments:
BUSINESS DEVELOPMENT: This segment provides management, financing and business advice to other business units and subsidiaries for a fee.
HEALTH AND NUTRITION PRODUCTS: This segment consists of consumer products designed to promote good health and wellness.
RIVET TOOLS AND MAGAZINES: This segment consists of manufactured products sold the manufacturing industry to improve the riveting process through the use of the Company's patented riveting process.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales. The following table summarizes segment asset and operating balances by reportable segment:

                                                     2005          2004
                                                -------------  ------------
     Net Sales to External Customers:
        Health and Nutrition Products           $        599   $         -
     Total Sales to External Customers          $        599   $         -
                                                =============  ============

     Depreciation and Amortization:
     Business Development                       $          -   $         -
     Helth and Nutrition Products                          -             -
     Revit Guns and Rivets                                 -             -
                                                -------------  ------------
     Total Depreciation and Amortization        $          -   $         -
                                                =============  ============

     General and Administrative Expense:
     Business Development                       $  1,281,755   $ 1,987,268
     Health and Nutrition                             29,068             -
     Rivet Guns and Rivets                                 -             -
                                                -------------  ------------
     Total General and Administrative Expense   $  1,310,823   $ 1,987,268
                                                =============  ============

     Capital Expenditures:
     Business Development                       $          -   $         -
     Health and Nutrition                                  -             -
     Rivet Guns and Rivets                                 -             -
                                                -------------  ------------
     Total Capital Expenditures                 $          -   $         -
                                                =============  ============

     Operating (Loss):
     Business Development                       $ (1,282,273)  $(1,987,268)
     Health and Nutrition                            (29,068)            -
     Rivet Guns and Rivets                                 -             -
                                                -------------  ------------
     Total Operating (Loss)                     $ (1,311,341)  $(1,987,268)
                                                =============  ============

     Segment Assets:
     Business Development                       $      1,653   $    58,601
     Health and Nutrition                             21,798             -
     Rivet Guns and Rivets                         4,922,392             -
                                                -------------  ------------
     Total Segment Assets                       $  4,945,843   $    58,601
                                                =============  ============

NOTE  L  -  GOING  CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements during the six months ended June 30, 2005 the Company incurred a loss of $1,315,780. The Company's current liabilities exceeded its current assets by $2,706,298 as of June 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


NOTE M - COMMITMENT AND CONTINGENCIES

On January 21, 2005, Plaintiff Investrend Communications, Inc. d/b/a Investrend Research commenced an action via Verified Complaint in the Supreme Court of the State of New York, County of Queens, against ATNG, Inc. The complaint, through three causes of action, essentially alleges a breach of contract and seeks the amount of $21,625.00 as well as reasonable attorneys' fees and consequential damages.

The Company has formed a strategic alliance with Statewide Residential Lending to originate residential mortgages throughout the State of Michigan. The Company entered in to an agreement to manage and operate several Branches.


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

MANAGEMENT'S  PLAN  OF  OPERATIONS

GENERAL

Zann Corp is approximately two and a half years into a turnaround period. During 2004, we made great progress in our turnaround and revitalization plan by settling $9,000,000.00 in debt and legal exposure inherited from prior management, with the exception of $235,000 in payroll taxes and $116,000 in salaries. We expect these issues to be completely settled within 12 months without expending any cash. Most of the liabilities currently shown in the financials are expected to be written off as their statute of limitations allows. One legal issue from prior management remains pending.

RECENT CHANGES IN OUR CORPORATE STRUCTURE

Effective March 10, 2005, we implemented a one for 350 reverse split of our authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Reverse Split.") Following the Reverse Split, the number of authorized shares of our common stock was reduced to 11,428,572 in accordance with the one for 350 split ratio. The number of our authorized preferred shares remained at 350,000,000, and the par value of our common and preferred stock remained at $0.001 per share following the Reverse Split.

     All fractional shares which would otherwise be held by our stockholders following the Reverse Split were rounded up to one whole share. We issued one new share of common stock for up to each 350 shares of common stock held as of March 9, 2005.

     Effective May 3, 2005, we implemented a three for one forward split of our authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Forward Split"). Following the Forward Split, the number of authorized shares of our common stock was increased to 34,285,716 in accordance with the three for one split ratio. The number of our authorized preferred shares remained at 350,000,000, and the par value of our common and preferred stock remained at $0.001 per share following the Forward Split.

     The Forward Split was a mandatory exchange. Our stockholders were required to surrender stock certificates representing their shares of our common stock in order to receive stock certificates representing their post-Forward Split shares of the Registrant's common stock.

Effective May 9, 2005, we increased the number of our authorized common shares from 34,285,716 to 4,000,000,000 by filing Articles of Amendment to our Articles of Incorporation with the Secretary of State of Nevada. The number of our authorized preferred shares remained at 350,000,000, and the par value of our common and preferred stock remained at $0.001 per share following the increase in the number of our authorized common shares.

STRUCTURE

The  company  has  four  current  business  units:

Monoclonal  antibodies  and  gene  therapy
------------------------------------------

The research of our diagnostic development division resulted in the discovery, identification, and characterization of novel microbial agents. This bacterium's working title is "human blood-borne bacterium-1" (HBB1), and it is persistently present in the human bloodstream. The levels of HBB-1 appear to be associated symptom activity in Multiple Sclerosis (MS) patients and other disorders, such as Chronic Fatigue Syndrome (CFS) and certain autoimmune diseases. It has the Company taken several years and several million dollars to characterize this organism and to produce antibodies. Now we can accelerate our commercialization in the area of production and sale of monoclonal and polyclonal antibodies.

Nutritional  supplements
------------------------

We completed the acquisition of Blue Kiwi Inc. in the 3rd Quarter of 2004. Blue Kiwi is a nutraceutical company and currently has two products on the market, the Fatigue Pack(R) and the PMS Pack(TM). Our new product development team has 24 additional products in the prototype state. We expect to launch these 24 products as resources allow.

Financial  services  (development  stage)
-----------------------------------------

ZANN Corp has recently formed a strategic alliance with Statewide Residential Lending to originate residential mortgages throughout the State of Michigan. The Company has an agreement to manage and operate several Branches, the first of which is in Fenton. We have already hired several Loan Officers whose professionalism will enable us to commence doing business immediately. Additionally, we are involved in negotiations with several experienced mortgage professionals from various lenders such as Washington Mutual, Countrywide, and Flagstar Bank. We expect the financial services team to be profitable in the 3rd quarter 2005 and gross revenues of $1,000,000 in 2006.

Sartam  Industries-AutoFast  Inc.  (planned  acquisition).
----------------------------------------------------------

We have recently purchased 48% of the Common stock and 6.52% of the Convertible Preferred Second Series stock of Sartam Industries, Inc. Sartam is the world patent owner of the AutoFast 2000 semi-automatic riveting technology. We have signed a "Letter of Intent" with Sartam and are working on a "Definitive Agreement" to purchase the balance of Sartam stock. An audit will be required as one of the significant steps in the acquisition process.

At present, Zann Corp. is building tools and rivet magazines under the AutoFast(R) brand name. AutoFast(R) has started to ship magazines this month and expects purchase orders to grow rapidly with production capacity.

OBJECTIVES

Our  current  objectives  are  to:
     -    Raise  operating  capital  to  launch  Sartam-AutoFast(R)  Products;
     - Manage legal issues, one new and one inherited from the prior management team;
     -    Achieve  profitability  in  2005  as  per  plan;
     -    Create  shareholder  value.

TECHNOLOGY  AND  PATENTS

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

There are a number of Sartam patents; detailed information to be posted after audit is complete.

OVERVIEW
Each of Zann Corp.'s business units own proprietary, scalable technologies with a significant potential for growth and profits. Our mission is to develop and accelerate the growth of each unit. The company manages functions of these organizations, performing marketing, human resource, finance, customer service, administration, sales, and most other normal company operations. The ZANN Corp team of employees, expert consultants, advisors, and selected vendors is well qualified to execute our business plan and grow the combined business within the foreseeable future.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2004.

Total net sales and revenues were $599 for the six months ended June 30, 2005 compared to $0 for the period ended June 30, 2004, an increase of 599 percent.

Our gross profit (loss) for the six months ended June 30, 2005 compared to 2004 decreased to $(518) from $0. Gross (loss) as a percentage of sales increased to (86) percent in 2005 from 0 percent in 2004.

Total operating expenses for the six months ended June 30, 2005 compared to 2004 decreased by $676,445 to $1,310,823 from $1,987,268 in the prior period.

Operating loss decreased from a loss of $1,987,268 to a loss of $1,311,341 for the six months ended June 30, 2005 compared to the period ended June 30, 2004.

Interest expense, net for the six months ended June 30, 2005 was $4,439 as compared to $0 for the same period of 2004.

Net loss from continuing operations for the six months ended June 30, 2005 decreased to a loss of $1,315,780 from a loss of $1,371,136 compared to the same period 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As  of  June  30,  2005,  we  had a deficiency in working capital of $2,706,298.
During the six months ended June 30, 2005 we raised $100,000 through the issuance of a one year 10% Convertible Debenture for working capital. We also paid $4,440 of interest and made $1,615 payments on the principal balance. The Debenture is convertible into shares of Series a Preferred stock at $.663 cents per share at the option of the holder.

We also received $355,937 from the exercise of employee stock options. The proceeds were used for working capital.

Cash used in investing activities was $199,605 and none was used for property, plant, and equipment. Payments on a Convertible Debenture totaled $1,615.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

On January 21, 2005, Plaintiff Investrend Communications, Inc. d/b/a Investrend Research commenced an action via Verified Complaint in the Supreme Court of the State of New York, County of Queens, against ATNG, Inc. The complaint, through three causes of action, essentially alleges a breach of contract. Specifically, it alleges that ATNG, Inc. did not pay Plaintiff for providing news coverage of ATNG, Inc. At the current time, the parties are engaged in motion practice regarding Plaintiff's efforts to strike Defendant's affirmative defenses. Further, on July 18, 2005, Defendant served upon Plaintiff, its Notice of Discovery and Inspection and Notice of Deposition. Plaintiff seeks the amount of $21,625.00 as well as reasonable attorneys' fees and consequential damages.


ITEM  2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2005, the Company entered into an agreement with Marshall Richardson, whereby Marshall Richardson accepted 50,000 shares of the Company's Series B preferred stock in exchange for a convertible debenture dated April 1, 2003 for 180,000 shares at 12 percent with a conversion date of April 1, 2005 (the "Convertible Debenture"). Marshall Richardson received the Convertible Debenture on April 1, 2003, in exchange for the promissory note for $25,000 in favor of Marshall Richardson, executed by the Company on or about June of 2002.

On July 1, 2005, the Company executed a Subscription Agreement for the Series B Preferred stock of the Company pursuant to which two private investors received 10,000 shares of the Series B Preferred stock in exchange for $10,000. The
$10,000  was  used  for  working  capital.

Each share of the Series B preferred stock is convertible into one share of our common stock. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder. The shares of the Series B preferred stock rank superior to the shares of our common stock, and to the shares of all other series of our preferred stock.The shares of the Series B Preferred stock were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Zann Corp. and our business prospects, as required by the Securities Act.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective May 9, 2005, the holder of the majority of our outstanding capital stock, voted to approve the following corporate actions:

1. An amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 11,428,572 to 4,000,000,000; and

2 Grant of discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 350 pre-consolidation shares to occur at some time within 12 months of the date of the Company's information statement on Schedule 14C, with the exact time of the reverse split to be determined by the board of directors.

We had a consenting stockholder, Robert C. Simpson, Ph. D., our president, secretary, chairman of the board of directors and chief financial officer, who held 62,858 shares of our common stock, 1,800,000 shares of our Series A preferred stock, and 10,000,000 shares of our Series C preferred stock on the record date for the forementioned corporate actions. Each share of our common stock is entitled to one vote on all matters brought before the stockholders, each share of our Series A preferred stock outstanding entitles the holder to one vote of the common stock on all matters brought before the stockholders, and each share of our Series C preferred stock outstanding entitles the holder to 500 votes of the common stock on all matters brought before the stockholders. Therefore, Dr. Simpson had the power to vote 5,001,862,858 shares of the common stock, which number exceeded the majority of the 4,228,861 issued and outstanding shares of our common stock on the record date for the forementioned corporate actions.

     Dr. Simpson voted in favor of the proposed amendment to our articles of incorporation and for the grant of discretionary authority with respect to the stock split. Dr. Simpson had the power to approve the proposed corporate actions without the concurrence of any of our other stockholders.

ITEM  5.   OTHER INFORMATION.

     None.

ITEM  6.   EXHIBITS.

 EXHIBIT NO.                                       IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------

3.1 **   Articles of Incorporation
3.2 **   Articles of Amendment to Articles of Incorporation
3.3 **   Articles of Amendment to Articles of Incorporation
3.4 **   Certificate of Designation establishing our Series A Preferred Stock, filed effective August 24, 2004
3.5 **   Certificate of Designation establishing our Series C Preferred Stock, filed effective August 24, 2004
3.6 **   Certificate of Amendment to the Certificate of Designation establishing our Series C Preferred Stock, filed effective March 21, 2005
3.7 **   Articles of Amendment to our Articles of Incorporation, filed effective on December 3, 2004
3.8 **   Certificate of Designation establishing our Series B Preferred Stock, filed effective on March 8, 2005
3.9 **   Certificate of Change, filed effective on March 10, 2005
3.10 **  Certificate of Change, filed effective on May 3, 2005
3.11 *   Articles of Amendment to Articles of Incorporation, filed effective on May 9, 2005.
10.1 **  Blue Kiwi Acquisition Agreement
10.2 **  Investra Articles of Merger
10.3 **  Pathobiotek Acquisition Agreement
10.4 **  Sartam Stock Purchase Agreement
10.5 **  Sartam Promissory Note
10.6 **  Sartam Stock Pledge Agreement
10.7 **  Sartam Escrow Agreement
10.8 **  Consulting Agreement between Zann Corp. and Charles Duke
10.9 **  Consulting Agreement between Zann Corp. and Jonathon Derek Seltzer
10.10 ** Contribution and Assumption Agreement between Robert C. Simpson and Zann Corp.
31.1 *   Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of
           Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
           Act of 2002
31.2 *   Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002
32.1 *   Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of Zann
           Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
           2002.
32.2 *   Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
           Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed  herewith.
**   Previously  Filed


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZANN Corp.
Dated: August 22, 2005
                                              By /s/ Robert C. Simpson
                                              -------------------------------
                                              Robert C. Simpson, President and
                                              Chairman of the Board of Directors