Form 10QSB/A
period 2005-06-30
Zann Corp
filed 2005-09-08
CIK 1098329

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                 ZANN CORP.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 2005  December 31, 2004
                                                                             (Unaudited)

ASSETS
------
Current Assets
  Cash and cash equivalents                                                $       7,496   $         39,890
  Inventory (Note D)                                                             103,871             16,397
  Prepaid expenses and other                                                       1,506              2,314
    Total Current Assets                                                         112,873             58,601

  Property and equipments, net of accumulated depreciation of $0               2,068,707                  0

  Other Assets

Intangibles Assets, net (Note C)                                               2,764,263                  -

Total Assets                                                               $   4,945,843   $         58,601

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------

Current Liabilities
  Accounts payable and accrued liabilities (Note E)                        $     867,075   $        704,934
  Account payable-related party                                                  103,656              1,600
  Notes payable-others (Note F)                                                1,848,440             30,000
    Total Current Liabilities                                                  2,819,171            736,534
Notes Payable-Long Term                                                        3,005,653                  -
    Total Liabilities                                                          5,824,824            736,534

Minority Interest (Note B)                                                       199,532                  -
Deficiency in Stockholders' Equity (Note G)

  Common stock, $.001 par value, 4,000,000,000 shares authorized,                 22,325                660
  22,324,583 and 659,399 shares issued and outstanding respectively.
  Subscription receivable                                                        (65,000)           (39,616)
  Preferred Stock,
    Series A, $.001 par, 20,000,000 shares authorized, 2,497,700 and               2,498              2,438
    2,437,700 shares issued and outstanding, at June 30, 2005 and
    December 31, 2004, respectively
    Series B, par value $.001; authorized 1,250,000; 50,000 and 0 shares              50                  -
    issued and outstanding at June 30, 2005 and December 31, 2004, respectively
    Series C, $.001 par, 25,000,000 shares authorized 10,000,000 shares           10,000             10,000
    issued and outstanding at June 30, 2005 and December 31, 2004
  Additional paid-in-capital                                                  36,586,555         35,468,213
  Accumulated deficit                                                        (37,634,940)       (36,119,628)
    Total (Deficiency) in Stockholders' Equity                                (1,078,512)          (677,933)

Total Liabilities and (Deficiency) in Stockholders' Equity                 $   4,945,843   $         58,601

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB/A to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB/A, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

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

ITEM  5.   OTHER INFORMATION.

     None.

ITEM  6.   EXHIBITS.

 EXHIBIT NO.                                       IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------

3.1 **   Articles of Incorporation
3.2 **   Articles of Amendment to Articles of Incorporation
3.3 **   Articles of Amendment to Articles of Incorporation
3.4 **   Certificate of Designation establishing our Series A Preferred Stock, filed effective August 24, 2004
3.5 **   Certificate of Designation establishing our Series C Preferred Stock, filed effective August 24, 2004
3.6 **   Certificate of Amendment to the Certificate of Designation establishing our Series C Preferred Stock, filed effective March 21, 2005
3.7 **   Articles of Amendment to our Articles of Incorporation, filed effective on December 3, 2004
3.8 **   Certificate of Designation establishing our Series B Preferred Stock, filed effective on March 8, 2005
3.9 **   Certificate of Change, filed effective on March 10, 2005
3.10 **  Certificate of Change, filed effective on May 3, 2005
3.11 **  Articles of Amendment to Articles of Incorporation, filed effective on May 9, 2005.
10.1 **  Blue Kiwi Acquisition Agreement
10.2 **  Investra Articles of Merger
10.3 **  Pathobiotek Acquisition Agreement
10.4 **  Sartam Stock Purchase Agreement
10.5 **  Sartam Promissory Note
10.6 **  Sartam Stock Pledge Agreement
10.7 **  Sartam Escrow Agreement
10.8 **  Consulting Agreement between Zann Corp. and Charles Duke
10.9 **  Consulting Agreement between Zann Corp. and Jonathon Derek Seltzer
10.10 ** Contribution and Assumption Agreement between Robert C. Simpson and Zann Corp.
31.1 *   Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of
           Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
           Act of 2002
31.2 *   Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002
32.1 *   Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of Zann
           Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
           2002.
32.2 *   Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
           Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed  herewith.
**   Previously  Filed


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZANN Corp.
Dated: September 8, 2005
                                              By /s/ Robert C. Simpson
                                              -------------------------------
                                              Robert C. Simpson, President and
                                              Chairman of the Board of Directors