Form 10QSB
period 2005-09-30
Zann Corp
filed 2005-11-21
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2005, the issuer had 29,816,788 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   1
    Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . . .   1
             Condensed Consolidated Balance Sheets. . . . . . . . . . . . .   1
             Condensed Consolidated Statement of Losses . . . . . . . . . .   2
             Condensed Consolidated Statements of Cash Flow . . . . . . . .   3
             Notes for Condensed Consolidated Financial Statements. . . . .   4
    Item 2.  Management's Discussion and Analysis or Plan of Operation. . .  14
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  18
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  19
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  19
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. .  19
    Item 3.  Defaults Upon Senior Securities .. . . . . . . . . . . . . . .  20
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .  20
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  20
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
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

                                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
                                                     ZANN CORP.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30, 2005    December 31, 2004
                                                                              (Unaudited)
                                                                              -----------
ASSETS
------
Current Assets
    Cash and cash equivalents                                             $            25,411   $           39,890
    Inventory (Note D)                                                                103,475               16,397
    Prepaid expenses and other                                                            316                2,314
                                                                          -----------------------------------------
        Total Current Assets                                                          129,202               58,601
                                                                          -----------------------------------------

Property and equipment, net of depreciation of $151,825                             2,446,262                    -
                                                                          -----------------------------------------
Intangibles                                                                         2,587,640                    -
                                                                          -----------------------------------------
        Total Assets                                                      $         5,163,104   $           58,601
                                                                          =========================================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------
Current Liabilities
    Accounts payable and accrued liabilities (Note E)                     $         1,009,425   $          704,934
    Accounts payable - related party (Note I)                                         196,585                1,600
    Notes payable - others (Note F)                                                 4,689,475               30,000
                                                                          -----------------------------------------
        Total Current Liabilities                                                   5,895,485              736,534
                                                                          -----------------------------------------

Notes payable - long term                                                             293,855                    -
                                                                          -----------------------------------------
        Total Liabilities                                                           6,189,340              736,534
                                                                          -----------------------------------------

Commitment and contingencies (Note M)                                                       -                    -
Deficiency in Stockholders' Equity
    Common stock, $.001 par value, 4,000,000,000 shares authorized,
29,816,788 and 219,800 shares outstanding at September 30, 2005 and
December 31, 2004 respectively                                            $            29,817   $              220
    Subscription receivable                                                          (150,000)             (39,616)
    Preferred stock, $.001 par value, 350,000,000 shares authorized
        Series A: 2,497,700 and 2,437,700 shares issued and outstanding
at September 30, 2005 and December 31, 2004 respectively                                2,498                2,438
        Series B:  392,501 and 0 shares issued and outstanding at
September 30, 2005 and December 31, 2004 respectively                                     393                    -
        Series C: 10,000,000 issued and outstanding at September 30,
2005 and December 31, 2004 respectively                                                10,000               10,000
Additional paid-in-capital                                                         37,060,946           35,468,653
Accumulated deficit                                                               (37,979,890)         (36,119,628)
                                                                          -----------------------------------------
        Total Deficiency in Stockholders' Equity                                   (1,026,236)            (677,933)
                                                                          -----------------------------------------
Total Liabilities and Deficiency in Stockholders' Equity                  $         5,163,104   $           58,601
                                                                          =========================================

See accompanying notes to unaudited condensed consolidated financial statements

                                                         ZANN CORP.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                             For the three months               For the nine months
                                                              ended September 30                 ended September 30
                                                            2005              2004             2005              2004
                                                                       (Restated-Note J)                  (Restated-Note J)
                                                        --------------------------------------------------------------------
REVENUES
Sales, net                                              $        227   $             505   $        826   $             505
Cost of goods sold                                              (126)                  -         (1,242)                  -
                                                        --------------------------------------------------------------------
    Gross (loss)                                                 101                 505           (417)                505
                                                        --------------------------------------------------------------------
OPERATING EXPENSES
    Depreciation                                             66,526                   -         66,526                   -
    Selling, general and administrative                      472,539           3,652,015      1,783,362           5,639,283
                                                        --------------------------------------------------------------------
Total operating expenses                                     539,065           3,652,015      1,849,888           5,639,283
                                                        --------------------------------------------------------------------
LOSS FROM OPERATIONS                                        (538,964)         (3,651,510)    (1,850,305)         (5,638,778)
                                                        --------------------------------------------------------------------

Other (expense) income
    Interest income (expense)                                 (5,517)            (12,835)        (9,956)            (12,835)
    Goodwill write off                                             -            (296,280)             -            (296,280)
    Debt forgiveness                                               -                                  -             616,132
                                                        --------------------------------------------------------------------
        Total other (expense) income                          (5,517)           (309,115)        (9,956)            307,017
                                                        --------------------------------------------------------------------
NET (LOSS) BEFORE PROVISION FOR INCOME
TAX AND MINORITY INTEREST                                   (544,480)         (3,960,625)    (1,860,260)         (5,331,761)
PROVISION FOR INCOME TAX                                           -                   -              -                   -
                                                        --------------------------------------------------------------------
NET (LOSS)                                              $   (544,480)  $      (3,960,625)  $ (1,860,260)  $      (5,331,761)
                                                        ====================================================================
Loss per share (basic and fully diluted)                $      (0.02)  $         (800.77)  $      (0.11)  $       (1,273.71)
                                                        ====================================================================
Basic and diluted weighted average number of shares
outstanding as restated for reverse and forward stock
splits                                                    27,163,363               4,946     17,165,635               4,186
                                                        ====================================================================

 See accompanying notes to unaudited condensed consolidated financial statements

                                                 ZANN CORP.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)


                                                                  For the nine months ended September 30
                                                                       2005                    2004
                                                              ---------------------------------------------
Cash Flows Used in Operating Activities                                                 (Restated - Note J)
    Net (loss)                                                $           (1,860,261)  $        (5,331,761)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation expense                                                  66,526                     -
        Common stock issued for services                                     486,041             3,391,233
        Employee stock option expense                                        512,326               558,117
        Preferred series A issued for services                                   900                     -
        Preferred series B issued for services and interest                    1,485                     -
        Goodwill write off                                                         -               296,280
        Debt forgiven                                                              -              (616,132)
    Changes in:
        Accounts payable and accrued expenses                                341,431              (175,876)
        Inventory and prepaid expenses                                         3,677                  (785)
        Accounts payable - related                                                 -                (9,548)
                                                              ---------------------------------------------
Net cash provided (used) in operating activities                            (447,874)           (1,888,472)
                                                              ---------------------------------------------

Cash Flows from Investing Activities
    Cash acquired in acquisition of subsidiary                                   395                     -
    Acquisition of subsidiary                                               (200,000)                    -
    Increase in other assets                                                       -               (12,400)
                                                              ---------------------------------------------
Net cash (used) in investing activities                                     (199,605)              (12,400)
                                                              ---------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from sale of common stock                                       357,906             1,524,746
    Proceeds from sale of preferred stock                                    117,001                     -
    Convertible debenture                                                    100,000                     -
    Payments on convertible debenture                                         (1,907)                    -
    Notes payable                                                            225,000                     -
    Payments on notes payable                                               (165,000)                    -
    Proceeds from related party                                                    -               113,750
    Repayment of note payable to related party                                     -               (90,000)
                                                              ---------------------------------------------
Net cash provided  by financing activities                                   633,000             1,548,496
                                                              ---------------------------------------------

Net change in cash                                                           (14,479)             (352,376)
Cash at beginning of period                                                   39,890               367,978
                                                              ---------------------------------------------
Cash at end of period                                         $               25,411   $            15,602
                                                              =============================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                      $                9,956   $            12,835
Cash paid during the period for income taxes                                       -                     -
Common stock issued in exchange for services rendered         $              486,041   $         3,391,233
Preferred B shares issued for cash received in October 2005   $              150,000                     -
Preferred A and B shares issued for services and interest     $                2,385                     -
Preferred shares issued for debt                                                   -   $         3,022,550
Employee stock option expense                                 $              512,326   $           558,117
Income from liabilities forgiven                                                   -   $           616,132
Acquisition: (Note B and C)
    Assets acquired                                           $             5,189581   $                 -
    Liabilities assumed                                       $              509,581   $                 -
    Cash paid                                                 $              200,000   $                 -
    Notes payable                                             $            4,480,000   $                 -

 See accompanying notes to unaudited condensed consolidated Financial Statements

                                   ZANN CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

In November, 2004, the Shareholders and Directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000, and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share.

On  March  1, 2005,  the  sole  Director  approved  a  decrease  in  the  number of authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation shares.

On April 19, 2005 the Sole Director approved a forward stock split of three shares for every one share held as of May 3, 2005. On May 9, 2005, the shareholders and directors of the Company amended its Articles of Incorporation to increase the authorized Common Stock to 4,000,000,000 and the authorized Preferred Stock to 350,000,000.

The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits.

On June 27, 2005 the Company acquired approximately 42.6% of the Common and 6.52% of the Convertible Preferred Second Series of Sartam Industries, Inc., a Florida Corporation engaged the manufacturing and sale of automatic riveting machines and the re-supply of riveting belts. We are presently evaluating the assets of Sartam Industries, Inc. The condensed consolidated financial statements include the estimated fair market value of the assets acquired and the related notes payable and an insignificant amount of operating expenses.

The condensed consolidated financial statements include the accounts of the Company, Blue Kiwi, Inc., the Company's wholly-owned subsidiary, and Sartam Industries, Inc., a subsidiary of which the Company owns approximately 42.6% of the Common Stock and 6.52% of the Convertible Preferred Second Series.
Significant  intercompany  transactions  have  been eliminated in consolidation.

INVENTORY

The Company values inventory on the first in, first out basis. Inventory is reviewed periodically for obsolescence and any unsaleable products are written off. Health and nutritional supplements are purchased from an outside manufacturer and include all costs including labeling and packaging. Rivet guns and magazines are manufactured and include all direct and indirect costs associated with the manufacturing.

PROPERTY  AND  EQUIPMENT

Costs for property and equipment are accumulated in work in progress until assets are placed in service at which time the accumulated cost is depreciated or amortized over the estimated useful life of the asset.

Major classes of property and equipment on September 30, 2005 and December 31, 2004 consist of the following:

                                   2005       2004
                                --------------------
Equipment                       $  129,005  $      -
Packaging Machines               2,469,082         -
                                --------------------
Gross Assets                     2,598,087         -
Less: Accumulated Depreciation     151,825         -
                                --------------------

Net Property and Equipment      $2,446,262  $      -
                                ====================

Information required to complete the purchase price allocation for certain tangible and intangible property relating to investment in Sartam is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Intangibles acquired in the acquisition of Sartam will be accounted for according to SFAS 142. Such determination will be made by management subsequent to September 30, 2005.

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

REVENUE  RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21") MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant. For the period ended September 30, 2005 neither of the Company's subsidiaries had significant revenue.

Revenue for Sartam will be recognized when finished products are shipped to the customer against confirmed purchase orders or contracts.

STOCK  BASED  COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2005.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143", which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.


NOTE B - MINORITY INTERESTS AND ACQUISITIONS

MINORITY INTERESTS
Minority interest reflects the other owners' proportionate share in the assets, liabilities and equity of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interest are consolidated, minority interests income, represents the income or loss attributable to the other owners.

ACQUISITIONS
On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan corporation engaged in the marketing and sale of nutritional supplements. The Company entered into an acquisition agreement with Robert C. Simpson, the Company's president, chief executive officer, and majority shareholder, to purchase all of the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of up to 10 percent of our gross profit. The obligation to pay $5 million to Dr. Simpson in connection with the Blue Kiwi acquisition is expressly conditioned upon the Company generating profit. In the absence of profits, the Company is not obligated to pay $5 million to Dr. Simpson. The obligation will not bear any interest. As of September 30, 2005, no payments have been made to Dr. Simpson.

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

On June 27, 2005 the Company acquired approximately 42.6% of the Common and 6.52% of the Convertible Preferred Second Series of Sartam Industries, Inc. for $200,000 in cash and $4,480,000 in Promissory Notes. The acquisition of Sartam was accounted for using the purchase method in accordance with SFAS 141, "Business

Combinations". The results of operations for Sartam have been included in the condensed consolidated statements of losses for the nine months ended September 30, 2005, since the date of acquisition. Sartam did not have any operations for period between June 27, 2005 and September 30, 2005. Sartam has been consolidated based on the significant percentage of ownership of common shares (42.6%), control of the Board of Directors and management control of operations. In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management's estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

                              September 30, 2005    June 30, 2005
                             -------------------------------------
Assets acquired
Cash                         $               395   $          395
Inventory                                 88,757           89,027
Property and equipments-net            2,512,789        2,068,707
Intangibles                            2,587,640        2,764,263
                             -------------------------------------
                Total        $         5,189,581   $    4,922,392
                             =====================================
Liabilities assumed          $          (509,581)  $     (522,392)
Cash paid                               (200,000)        (200,000)
Notes payable                         (4,480,000)      (4,200,000)
                             -------------------------------------
                Total        $        (5,189,581)  $   (4,922,392
                             =====================================

Amounts reported at June 30, 2005 differ from amounts at September 30, 2005 as a result of additional machinery and equipment located after acquisition and an increase in Notes Payable to the selling shareholders for additional value.

Information required to complete the purchase price allocation for certain tangible and intangible property is not yet available. Final allocation of the purchase price will be completed as soon as this information is available. The remaining 57.4% is owned by approximately 100 shareholders and is recognized as minority interest. Sartam manufactures and sells patented Rivet Guns and Rivet Belts to the manufacturing industry. Operating results are consolidated consistent with the acquisition date of June 27, 2005. There is no minority interest reflected in the September 30, 2005 or December 31, 2004 balance sheets because Sartam had a stockholders' deficit as of those dates.

Sartam Industries, Inc. has two classes of preferred shares outstanding. The First Series Preferred has a par value of $.01 per share, there are 7,000 shares issued and outstanding held by one individual. The shares have no voting right, are not convertible into common, contain a $100 per share liquidation preference and may be redeemed by the company for $100 per share five years after issuance. The Second Series has a par value of $1.00 per share, there are 3,000,000 shares authorized and 2,563,278 shares issued and outstanding at September 30, 2005 held by approximately 125 shareholders. The Second Series are convertible into common on a 1:1 basis by the shareholders and may be converted into common by the Company after three years from issuance. The Second Series shareholders can nominate one Director to the Board of Directors and are entitled to dividend preference of 60% of any dividend declared by the Board of Directors.


NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment. Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company's goodwill asset was with regard to the acquisitions of Blue Kiwi for $296,280. The test completed in the last quarter ended on December 31, 2004 indicated that the recorded book value of the reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

     -    Significant operating losses during the past six months
     -    Unanticipated decline in revenues and profitability
     -    Loss of key personnel

As a result of these events and circumstances, Company management believes that the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at December 31, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $(296,280), net of tax, or $(23.16) per share, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

The Company does not have complete information relating to intangible property acquired with Sartam acquisition. The Company will perform allocation of purchase price, including intangibles and related impairment test subsequent to September 30, 2005.

Considerable  management  judgment  is  necessary  to  estimate  fair  value.
Accordingly, actual results could vary significantly from managements' estimates.


NOTE  D  -  INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. As of September 30, 2005, inventories consist of pre-packaged Health and Nutritional supplements of $14,718 and Manufactured Rivet Guns and Belts of $88,757 available for sale to customers.

Components of inventories as of September 30, 2005 and December 31, 2004 are as follows:

                    2005     2004
                --------  -------
Finished goods  $103,475  $16,397
                ========  =======

NOTE  E  -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2005 and December 31, 2004 consist of the following:

                        2005      2004
                  ----------  --------
Accounts payable  $  653,586  $346,801
Accrued salaries     120,909   116,903
Payroll taxes        234,930   234,930
Accrued interest           -     6,300
                  --------------------
Total             $1,009,425  $704,934
                  ====================

NOTE  F  -  NOTES PAYABLE

Notes payable as of September 30, 2005 and December 31, 2004 are as follows:

                                                                                    2005       2004
                                                                            -----------------------
Convertible Debenture, due April 1, 2005, interest 12%, convertible into
180,000 preferred shares-Series A. On April 1, 2005 the holder of this
debenture agreed to accept 50,000 shares of preferred shares-Series B.      $         -   $ 30,000
                                                                            -----------------------

Convertible Debenture, due January 1, 2006, interest 10%, payable
$1,000 per month, convertible into 15,000  preferred shares-Series A on
a basis of $.663 cents for each share converted                                  98,093          -
                                                                            -----------------------

Promissory Notes, Non-Interest Bearing, due  $620,000 in December
2005; $1,060,000 in March 2006 and $2,800,000 in August 2006                  4,480,000          -
                                                                            -----------------------

Promissory Note, Non-Interest Bearing, due in August 2005,
collateralized by 7,000 shares of Preferred Series A                             35,000          -
                                                                            -----------------------

Promissory Note, Non-Interest Bearing, due from royalties or revenue from Honsel until paid in full.  If not paid from royalties or revenue from Honsel then $50,000 due December 31, 2005 and remaining
balance due by December 31, 2006.                                               343,855          -
                                                                            -----------------------

Promissory Note dated July 1, 2001, Interest 9% per annum, due on
demand, including accrued interest of $382.50                                     1,382          -
                                                                            -----------------------


Promissory Note-Due December 31, 2005 plus interest at 10%                       25,000          -
                                                                            -----------------------

                                                       Total                  4,983,330     30,000
                                                                            =======================

Less: current portion                                                        (4,689,475)   (30,000)
                                                                            -----------------------

Notes payable-others-non current                                            $   293,855   $      -
                                                                            -----------------------

NOTE  G  -  CAPITAL STOCK

In November, 2004, the Shareholders and Directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000, and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation share.

On  March  1, 2005,  the  sole  Director  approved  a  decrease  in  the  number of authorized shares to 11,428,572 and authorized a reverse stock split effective March 10, 2005 of one post consolidation share for every 350 pre-consolidation shares.

On April 19, 2005 the Sole Director approved a forward stock split of three shares for every one share held as of May 3, 2005. On May 9, 2005, the shareholders and directors of the Company amended its Articles of Incorporation to increase the authorized Common Stock to 4,000,000,000 and the authorized Preferred Stock to 350,000,000.

The accompanying financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits.

COMMON STOCK

The Company is authorized to issue 4,000,000,000 shares of common stock, with $0.001 par value per share. As of September 30, 2005 and December 31, 2004 the Company has issued and outstanding 29,816,788 and 219,800 shares respectively of common stock with par value of $0.001 per share.

During the nine months ended September 30, 2005 and 2004, the Company issued an aggregate of 14,192,327 and 1,980 shares for employee stock incentive program for $830,616 and $1,632,200 respectively. In relation to issuance of shares for employee stock incentive program, the Company received cash of $357,906 and $1,524,746 respectively. The Company recorded $512,326 and $558,117 respectively as employee compensation expenses for the nine months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005 and 2004, the Company issued an aggregate of 14,965,062 and 383 shares respectively for various professional services valued at $486,041 and $607,395 respectively. The Company valued the shares issued at the closing price on the date the shares were issued, which approximated the fair value of the services rendered. The compensation costs of $486,041 and $607,395 were charged to operations during the nine months ended September 30, 2005 and 2004 respectively.

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company granted 14,192,327 and 1,980 options to purchase common stock to employees in the nine month periods ended September 30, 2005 and 2004, respectively. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant. All options are exercised on the day of grant. At September 30, 2005 and 2004 the Company recorded $830,616 and $1,632,200 for the 14,192,327 and 1,980 shares issued to employees. The Company also charged expenses of $512,326 and $558,117 relating to these issuances.

All of the above share information has been adjusted to reflect the post consolidation of 900:1 on December 3, 2004 and 350:1 on March 10, 2005 and the forward split of 3:1 on May 3, 2005.

PREFERRED STOCK

Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Series A Preferred Stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At September 30, 2005 and December 31, 2004 there were 2,497,700 and 2,437,700 shares issued and outstanding, respectively.

During the nine months ended September 30, 2004, the Company issued an aggregate of 154,700 shares of Series A Preferred Stock in exchange of debt for $3,022,550.

During the nine months ended September 30, 2005, the Company issued an aggregate of 60,000 shares of Series A Preferred Stock for various professional services valued at $900. The Company valued the shares issued at $0.015 per share, which approximated the fair value of the services rendered. The compensation costs of $900 were charged to operations during the nine months ended September 30, 2005.

Each share of Series B Preferred Stock is convertible into 1 share of common stock. The Series B Preferred Stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. During the nine months ended September 30, 2005 the Company issued 392,501 shares of Series B Preferred Stock as follows:

                                            Shares    Amount
                                            -------  --------
Convertible debenture and accrued interest   50,000  $ 36,300
Cash                                        267,001   267,001
Interest on promissory notes                 57,000     1,112
Services                                     18,500       372
                                            -------  --------
Total                                       392,501  $304,785

During the period ended September 30, 2005 267,001 of Series B Preferred Shares were issued for cash of $267,001. $117,001 was received before September 30 and the remaining $150,000 was received in October 2005.

At September 30, 2005 and December 31, 2004 there were 392,501 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

The Series C Preferred Stock is not convertible into shares of common stock. The Series C preferred stock has voting rights equal to 500 votes per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors.

At September 30, 2005 and December 31, 2004 there were 10,000,000 shares of Series C Preferred Stock issued and outstanding, respectively.


NOTE H - NON-QUALIFIED STOCK COMPENSATION PLAN

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


NOTE I - RELATED PARTY TRANSACTIONS

The Company advances funds to related entities for business development or reimbursement of expenses. During nine months ended September 30, 2005, the Company has reimbursed $218,247 to related parties. The Company provides management and consulting services under agreements with entities controlled by the Company's President. The Company's management has determined that the collectibility and length of time to collect the amount due from these entities can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the services rendered. During the nine months ended September 30, 2005 and 2004, the Company did not receive nor recognize revenues in connection with providing these services.

At September 30, 2005 and December 31, 2004 the Company had accounts payable-related party outstanding balances of $196,585 and $1,600 respectively. These amounts represent funds advanced by an Officer for operating expenses.

During the nine months ended September 30, 2005 and 2004 the employees of the Company were paid through entities owned by the Company's President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the nine months ended September 30, 2005 and 2004 the Company paid these entities approximately $283,688 and $354,169 respectively, which has been charged to operations. At September 30, 2005, $4,006 was owed to the related entity (included in accounts payable) for payroll expenses. There were no amounts due to these entities as of September 30, 2004.


NOTE J - RESTATEMENT

During the audit of the Company's financial statements for the twelve months ended December 31, 2004, the Company made accounting adjustments for certain transactions that occurred during the nine months ended September 30, 2004 as follows:

- Recorded Employee stock options at Fair Market Value at the date of the grant less cash received from the employee exercise. Increased Employee Stock Option expense by $514,563 and increased Additional Paid in Capital by $545,500 and increase stock subscription receivable by $30,937.
- Recorded Preferred Series shares issued for debt at the fair market value of the shares at the date agreements were made with creditors to take shares in exchange for their debts. The effect of this adjustment was to increase the Accumulated Deficit at December 31, 2003 by $2,809,824, decrease Debt Forgiveness income by $285,641 and increase Additional Paid In Capital by $3,095,465 for the nine months ended September 30, 2004.
- Adjusted Other Obligations by negotiating the cancellation of certain shares to be issued to a related party and others. This adjustment reduced Debt Forgiveness by $135,600 and increasing Additional Paid in Capital by $135,600.
- Adjusted Common Stock to reflect the 900:1 and 350:1 reverse stock splits on December 3, 2004 and March 10, 2005, respectively and the 3:1 forward stock split on May 3, 2005. This adjustment increased Additional Paid in Capital by $573,243 and decreased Common Stock by $573,243.
- Adjusted the Par Value of Preferred Series C to reflect the correct par value. This adjustment decreased the Par Value of Series C by $10,000 and increased Additional Paid in Capital by $10,000.

The net effect of these adjustments for the nine months ended September 30, 2004 are as follows:

                                                            Originally
Nine Months Ended September 30, 2004                         Reported      As Restated
                                                           ----------------------------
Total assets                                               $     28,787   $     28,787
Liabilities and other obligations                               996,653        996,653
Common stock                                                    573,245              2
Common stock subscription receivable                                           (30,937)
Preferred series A                                                2,154          2,154
Preferred series C                                               20,000         10,000
Additional paid in capital                                   25,567,838     29,927,646
Accumulated deficit                                         (27,131,103)   (30,876,731)

Total liabilities and (deficiency) in stockholders equity        28,787         28,787

Net loss                                                     (4,375,894)    (5,331,761)
Loss per share-basic and diluted                                 (1,045)        (1,274)

NOTE K - BUSINESS SEGMENTS

The Company reports its businesses as three reportable segments:

BUSINESS DEVELOPMENT: This segment provides management, financing and business advice to other business units and subsidiaries for a fee.

HEALTH AND NUTRITION PRODUCTS: This segment consists of consumer products designed to promote good health and wellness.

RIVET TOOLS AND MAGAZINES: This segment consists of manufactured products sold to the manufacturing industry to improve the riveting process through the use of the Company's patented riveting process.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales. The following table summarizes segment asset and operating balances by reportable segment for the nine months ended September 30, 2005 and 2004:

                                                 2005          2004
                                          --------------------------
Net Sales to External Customers:
    Health and nutrition products         $       826   $       505
                                          --------------------------
Total Sales to External Customers         $       826   $       505
                                          ==========================

Depreciation and Amortization:
    Business development                            -             -
    Health and nutrition products                   -             -
    Rivet guns and rivets                 $    66,526             -
                                          --------------------------
Total Depreciation and Amortization       $    66,526             -
                                          ==========================


General and Administrative Expense:
    Business development                  $ 1,749,778   $ 5,585,556
    Health and nutrition products              33,382        53,727
    Rivet guns and rivets                      66,728             -
                                          --------------------------
Total General and Administrative Expense  $ 1,849,888   $ 5,639,283
                                          ==========================

Capital Expenditures:
    Business development                            -             -
    Health and nutrition products                   -             -
    Rivet guns and rivets                           -             -
                                          --------------------------
Total Capital Expenditures                          -             -
                                          ==========================

Operating Loss:
    Business development                  $(1,758,338)  $(5,266,610)
    Health and nutrition products             (33,799)      (65,151)
    Rivet guns and rivets                     (68,124)            -
                                          --------------------------
Total Operating Loss                      $(1,860,261)  $(5,331,761)
                                          ==========================

Segment Assets:
    Business development                  $    21,981   $    14,979
    Health and nutrition products              18,272        13,808
    Rivet guns and rivets                   5,122,851             -
                                          --------------------------
Total Segment Assets                      $ 5,163,104   $    28,787
                                          ==========================

NOTE L - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements during the nine months ended September 30, 2005 the Company incurred a loss of $1,860,261. The Company's current liabilities exceeded its current assets by $5,766,283 as of September 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company is actively pursing additional financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.


NOTE M - COMMITMENT AND CONTINGENCIES

The Company has formed a strategic alliance with Statewide Residential Lending to originate residential mortgages throughout the State of Michigan. The Company entered into an agreement to manage and operate several Branches.

On January 21, 2005, plaintiff Investrend Communications, Inc. d/b/a Investrend Research commenced an action via Verified Complaint in the Supreme Court of the State of New York, County of Queens, against the Company. The complaint, through three causes of action, essentially alleged a breach of contract. The parties have executed an agreement to settle the matter for the total amount of $7,500, to be paid in six (6) installments. The first installment was paid on November 9, 2005. The settlement amount has not been included in the financial statements at September 30, 2005.


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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, December 31, 2004.

MANAGEMENT'S  PLAN  OF  OPERATIONS

GENERAL  OVERVIEW

Zann Corp. has four principal business units: biotechnology, nutritional supplements, financial services and semi-automatic riveting products. Our current focus is increasing production and sales of semi-automatic riveting products based on our exclusive license to Sartam Industries, Inc.'s AutoFast 2000 technology. We recently acquired a 42.6% interest in the outstanding Common Stock and 6.52% interest in the outstanding Convertible Preferred Second Series of Sartam Industries, Inc. We are evaluating the long-term prospects of our biotechnology, nutritional supplements and financial services businesses, and we may consider joint ventures with respect to our biotechnology and/or nutritional supplements businesses, and the discontinuance of our financial services activities.

RECENT CHANGES IN OUR CORPORATE STRUCTURE

Effective March 10, 2005, we implemented a one-for-350 reverse split of our authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Reverse Split"). Following the Reverse Split, the number of authorized shares of our common stock was reduced to 11,428,572 in accordance with the one for 350 split ratio. The number of our authorized preferred shares remained at 350,000,000, and the par value of our common and preferred stock remained at $0.001 per share following the Reverse Split.

All fractional shares which would otherwise be held by our stockholders following the Reverse Split were rounded up to one whole share. We issued one new share of common stock for up to each 350 shares of common stock held as of March 9, 2005.

Effective May 3, 2005, we implemented a three for one forward split of authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Forward Split"). Following the Forward Split, the number of authorized shares of common stock was increased to 34,285,716 in accordance with the three for one split ratio. The number of authorized preferred shares remained at 350,000,000, and the par value of common and preferred stock remained at $0.001 per share following the Forward Split.

The Forward Split was a mandatory exchange. Our stockholders were required to surrender stock certificates representing their shares of our common stock in order to receive stock certificates representing their post-Forward Split shares of the Registrant's common stock.

Effective May 9, 2005, we increased the number of authorized common shares from 34,285,716 to 4,000,000,000 by filing Articles of Amendment to our Articles of Incorporation with the Secretary of State of Nevada. The number of authorized preferred shares remained at 350,000,000, and the par value of common and preferred stock remained at $0.001 per share following the increase in the number of authorized common shares.

STRUCTURE

Semi-Automatic  Riveting
------------------------

We hold a 42.6% interest in the Common Stock and 6.52% interest in the Convertible Preferred Second Series of Sartam Industries, Inc., the holder of approximately 30 patents relating to the AutoFast 2000 technology. We also entered into an exclusive license agreement with Sartam Industries, Inc. to produce and sell semi-automatic riveting products world wide based on the AutoFast 2000 technology. We are also currently negotiating to acquire the balance of Sartam Industries, Inc. remaining capital stock. We are building tools and rivet magazines under the AutoFast(R) brand name. We shipped our first products during the third quarter of 2005 and we plan to increase our production capacity and commercialization activities. There is enormous interest in the AutoFast(R) products and if all the inquiries turn to sales we will far exceed our sales goals.

Biotechnology
-------------

The research of our biotechnology division resulted in the discovery, identification, and characterization of novel microbial agents. This bacterium's working title is "human blood-borne bacterium-1" (HBB1), and it is persistently present in the human bloodstream. The levels of HBB-1 appear to be associated with symptom activity in Multiple Sclerosis (MS) patients and with patients suffering from other disorders, such as Chronic Fatigue Syndrome (CFS) and certain autoimmune diseases. It has taken the Company several years to characterize this organism and to produce antibodies. We are evaluating the prospects of these antibodies and our options with respect to commercializing related products and may consider partnering opportunities.

Nutritional  Supplements
------------------------

We completed the acquisition of Blue Kiwi Inc. in the 3rd Quarter of 2004. Blue Kiwi is a nutraceutical company and currently has two products on the market, the Fatigue Pack(R) and the PMS Pack(TM). Our new product development team has developed prototypes for approximately 24 additional products. We are evaluating the prospects of these additional products and our options with respect to their commercialization, as well as potential partnering strategies.

Financial  services  (development  stage)
-----------------------------------------

We have intended to facilitate mortgages working with existing mortgage brokers, however, in view of rising interest rates and other factors, we are currently evaluating whether to discontinue this business.

OBJECTIVES

Our  current  objectives  are  to:

     - Raise operating capital to expand production and manufacturing activities with respect to our semi-automatic riveting products based on the AutoFast 2000 technology we recently exclusively licensed from Sartam Industries, Inc.;

     - Evaluate our other business units and develop plans for commercializing additional products ourselves, with partners, or alternatively, exiting one or more of these businesses

TECHNOLOGY  AND  PATENTS

We exclusively license the AutoFast 2000 technology used in our semi-automatic riveting products from Sartam Industries, Inc. Sartam Industries, Inc. holds approximately 30 patents relating to this technology.

We hold one patent relating to a blood-borne bacteria associated with multiple sclerosis and chronic fatigue syndrome, and one patent relating to activating virus associated with AIDS and several cancers. We also hold one patent relating to compression technology.

OVERVIEW

Zann Corp. has four principal business units: biotechnology, nutritional supplements, financial services and semi-automatic riveting products. Our current focus is increasing production and sales of semi-automatic riveting products based on our exclusive license to Sartam Industries, Inc.'s AutoFast 2000 technology. We recently acquired a 42.6% interest in the outstanding Common Stock and 6.52% interest in the outstanding Convertible Preferred Second Series of Sartam Industries, Inc. We are evaluating the long-term prospects of our biotechnology, nutritional supplements and financial services businesses, and we may consider joint ventures with respect to our biotechnology and/or nutritional supplements businesses, and the discontinuance of our financial services activities.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Total net sales and revenues were $826 for the nine months ended September 30, 2005 compared to $505 for the period ended September 30, 2004, an increase of 64 percent.

Our gross profit (loss) for the nine months ended September 30, 2005 compared to 2004 decreased to $(417) from $505. Gross (loss) as a percentage of sales increased to (50) percent in 2005 from 100 percent in 2004.

Total operating expenses for the nine months ended September 30, 2005 compared to 2004 decreased by $3,789,395 to $1,849,888 from $5,639,283 in the prior period.

Operating loss decreased from a loss of $5,638,778 to a loss of $1,850,305 for the nine months ended September 30, 2005 compared to the period ended September 30, 2004.

Interest expense, net for the nine months ended September 30, 2005 was $9,956 as compared to $12,835 for the same period of 2004.

Net loss from continuing operations for the nine months ended September 30, 2005 decreased to a loss of $1,860,260 from a loss of $5,331,761 compared to the same period 2004

SETTLEMENT OF DEBTS AND LIABILITIES

We have continued to pursue an active program to settle all outstanding debts and liabilities from the predecessor company. During the years ended December 31, 2004 and December 31, 2003, a number of debts were settled by partial payments of cash or issuance of Common or preferred Stock. We will continue to pursue the same course during 2005.

LIQUIDITY AND CAPITAL RESOURCES

As  of September 30, 2005, we had a deficiency in working capital of $5,766,283.

     - During the nine months ended September 30, 2005 we raised the following amounts for working capital: $100,000 through the issuance on January 10, 2005 of a one year 10% Convertible Debenture, payable at $1,000/month, which is convertible into shares of Series A Preferred Stock at $.663 cents per share at the option of the holder;
     - sold 14,192,327 shares of common stock through the employee stock option plan for $357,906;
     - sold 267,001 shares of Preferred Series B for $267,001 of which $117,001 had been collected by September 30, 2005 and the remaining
          $150,000  was  collected  in  October  2005.
     -    borrowed $225,000 on non-interest bearing promissory notes.

During the nine months ended September 30, 2005 we paid $9,956 in interest; made $1,907 payments on the principal balance of the Convertible Debenture and paid $165,000 on the promissory notes.

We used $200,000 in investing activities for the purchase of a subsidiary and no capital was used for property, plant, and equipment.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.


ITEM 3.   CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting. There was no change in our internal controls over financial reporting, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

On January 21, 2005, Plaintiff Investrend Communications, Inc. d/b/a Investrend Research commenced an action via Verified Complaint in the Supreme Court of the State of New York, County of Queens, against ATNG, Inc. The complaint, through three causes of action, alleged a breach of contract. Specifically, it alleged that ATNG, Inc. did not pay Plaintiff for providing news coverage of ATNG, Inc. The parties have executed an agreement to settle the matter for the total amount of $7,500, to be paid in six (6) installments. The first installment was paid on November 9, 2005.


ITEM  2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July 1, 2005 and September 30, 2005, the Company executed Subscription Agreements pursuant to which several private investors received a total of 267,001 shares of Zann Corp. Preferred Series B stock in exchange for $267,001. The $267,001 was used for working capital.

Each share of the Series B preferred stock is convertible into one share of our common stock. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder. The shares of the Series B preferred stock rank superior to the shares of our common stock, and to the shares of all other series of our preferred stock. The shares of the Series B Preferred stock were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Zann Corp. and our business prospects, as required by the Securities Act.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS.

EXHIBIT
   NO.                                             IDENTIFICATION OF EXHIBIT
   ---                                             -------------------------
2.1 (1)   Articles of Merger of Investra Enterprises, Inc. into Pathobiotek Diagnostics, Inc., a Texas corporation dated March 6, 2000.
2.2 (1)   Agreement and Plan of Reorganization by and among Pathobiotek Diagnostics Inc., a Texas corporation, and ATNG Inc., a Nevada corporation, dated August 24, 2001.
2.2 (2)   Plan and Agreement of Merger between ATNG, Inc. (TX) and ATNG of Nevada, Inc., dated September
          6, 2003.
2.3 (3)   Blue Kiwi Acquisition Agreement between Blue Kiwi, Inc., a Michigan corporation, and the Registrant dated August 10, 2004, as amended.
2.4 (4)   Sartam Stock Purchase Agreement by and between Robert C. Simpson or the Registrant as Nominee, and
          Charles Duke and Jonathon Derek Seltzer, dated June 27, 2005.
2.5 (4)   Sartam Contribution and Assumption Agreement by and among the Registrant and Robert Simpson, an individual, dated July 25, 2005.
3.1 (5)   Certificate of Amendment to Articles of Incorporation of the Registrant, effective May 3, 2005.
3.2       Bylaws of the Registrant, as amended September 6, 2003.
4.1 (1)   Certificate of Designation establishing the Registrant's Series A Preferred Stock, effective August 24,
          2004.
4.2 (1)   Certificate of Designation establishing the Registrant's Series B Preferred Stock, effective March 8, 2005.
4.3 (1)   Certificate of Designation establishing the Registrant's Series C Preferred Stock, effective March 21,
          2005, as amended.
10.1      Amended Promissory Note by and between the Registrant, Charles Duke and Jonathon Derek Seltzer
          dated August 1, 2005.
10.2      Exclusive Licensing Agreement by and between the Registrant and Sartam Industries, Inc., a Florida
          corporation, dated August 19, 2005.
31.1      Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of
          Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
          Act of 2002
31.2      Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002
32.1      Certification of Robert C. Simpson, President, Secretary, and Chairman of the Board of Directors of Zann
          Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
          2002.
32.2      Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C.
          Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

_____
(1) Incorporated by reference to the Registrant's Form 10-KSB as filed with the SEC on April 18, 2005.
(2) Incorporated by reference to the Registrant's Form 14-A as filed with the SEC on August 18, 2003
(3) Incorporated by reference to the Registrant's Form 8-K/A as filed with the SEC on May 3, 2005.
(4) Incorporated by reference to the Registrant's Form 8-K as filed with the SEC on July 16, 2005.
(5) Incorporated by reference to the Registrant's Form 8-K as filed with the SEC on June 22, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Zann Corp.
Dated: November 21, 2005
                                        By /s/ Robert C. Simpson
                                        ------------------------
                                        Robert C. Simpson, President and
                                        Chairman of the Board of Directors