Form 10KSB
period 2005-12-31
Zann Corp
filed 2006-04-07
CIK 1098329

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 000-28519

ZANN CORP.
(Exact name of issuer as specified in its charter)

Nevada	76-0510754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1549 North Leroy Street, Suite D-200 Fenton, Michigan	48430
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (810) 714-2978

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $826.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 30, 2006: $671,367.88

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 30, 2006: 33,945,359 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

▪	Our capital requirements and resources;

▪	Our strategy;

▪	Development of new products;

▪	Future revenue generation;

▪	Future employment of our key employees;

▪	Future capital requirements;

▪	Development of strategic relationships;

▪	Statements about potential future dividends;

▪	Statements about protection of our intellectual property; and

▪	Possible changes in legislation.

Such forward-looking statements are inherently subject to risks and uncertainties, (including those discussed in “Risk Factors” below and other sections of this document) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.

Item 1.	Business

Historical Overview

The Company was incorporated in Florida on March 4, 1999 as Investra Enterprises Inc. On March 6, 2000, we completed a Share Purchase Agreement in which Pathobiotek Diagnostics, Inc. a Texas Corporation, acquired all of our issued and outstanding shares for $150,000 for the purpose of completing a merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

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

Following the October 16, 2001 reorganization, ATNG Acquisition, Inc. and ATNG, Inc. merged. On October 17, 2001, we changed our name to ATNG, Inc. On September 6, 2003 we changed our domicile from Texas to Nevada.

On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. Blue Kiwi, Inc. currently markets two lines of products: Fatigue Pack and PMS Pack.

In November 2004, the shareholders and directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation shares.

Effective March 10, 2005, we effected a reverse split of our authorized, issued and outstanding common stock on the basis of one post-consolidation share for every 350 pre-consolidation shares.

On April 19, 2005 the Sole Director approved a forward stock split of three shares for every one share held as of May 3, 2005. On May 9, 2005, the shareholders and directors of the Company amended its Articles of Incorporation to increase the authorized Common Stock to 4,000,000,000 and the authorized Preferred Stock to 350,000,000.

The accompanying financial statements reflect all of these changes above. Accordingly, all historical weighted average share and per share amounts have been restated to reflect all reverse and forward stock splits described above.

On June 27, 2005 the Company entered into an agreement to acquire approximately 42.6% of the Common and 6.52% of the Convertible Preferred Second Series of Sartam Industries, Inc., a Florida Corporation engaged in the manufacturing and sale of automatic riveting machines and the re-supply of riveting magazines. Negotiations of the acquisition were terminated in December and all agreements to acquire Sartam Industries, Inc. were terminated as of December 31, 2005. The Company incurred a loss in the acquisition of $35,090 which has been charged to operations during the year ended December 31, 2005.

Recent Events

The company executed a Letter of Intent on January 13, 2006 to assign the US Patent No. 6,225,467 for Human Blood Bacterium and the US Patent No. 6,177,081 for Human & Marmoset Activating Viruses to Palmera Holdings, Inc. for a cash payment of $15,000 and 100,000 shares of Palmera Holdings, Inc. The LOI provides for, among other things, that the Company and Palmera will execute definitive contracts to complete the payments and assignments. As of March 30, 2006, the stock has not been received by Zann Corp., and the Patents have not been re-assigned.

Effective January 31, 2006, pursuant to the Certificate of Designation of our Series B Preferred Stock, our board of directors declared a dividend of shares of Series B Preferred Stock to holders of shares of Series B Preferred Stock outstanding as of December 31, 2005. Pursuant to such Certificate of Designation, each such holder of Series B Preferred Stock received a dividend consisting of such number of shares of Series B Preferred Stock equal to 10 percent of the aggregate number of shares of Series B Preferred Stock held by such holder as of December 31, 2005. An aggregate of 39,250 shares of Series B Preferred Stock was issued by the Company pursuant to the dividend.

On February 3, 2006, Robert Simpson and David Weiker entered into a Series C Preferred Stock Purchase Agreement pursuant to which Mr. Simpson agreed to sell 10,000,000 shares of the Company’s Series C Preferred Stock (the “Series C Shares”) to Mr. Weiker. The Series C Shares represent 100% of the outstanding shares of Series C Preferred Stock. As consideration for the Series C Shares, Mr. Weiker has agreed to pay $500,000 to Mr. Simpson, $50,000 of which was paid on February 8, 2006 in cash from Mr. Weiker’s personal accounts and $450,000 of which is payable in the form of a Promissory Note (the “Note”) delivered by Mr. Weiker to Mr. Simpson. Pursuant to a Security Agreement dated as of February 3, 2006 between Mr. Weiker and Mr. Simpson, the obligations of Mr. Weiker under the Note are secured by the Series C Shares purchased by Mr. Weiker. The unpaid principal under the Note shall bear interest at a rate per annum equal to 5% and shall be payable in four consecutive quarterly payments over a period of 12 months commencing on the date of issuance of the Note. Accordingly, each such quarterly payment shall be in the amount of $112,500 plus all accrued and unpaid interest thereon. Mr. Weiker, after acquisition of the Series C Shares, will own approximately 99% of the voting securities of the Company.

On February 9, 2006, the Company entered into an employment agreement with Robert Simpson, the Company’s chief executive officer. The employment agreement is effective as of October 1, 2005 and provides for an annual base salary of U.S. $125,000 which is subject to annual review and may be adjusted by the board of directors, a cash bonus representing back wages in the amount of U.S. $302,000 to be paid upon execution and a grant of 20,000 shares of Convertible Preferred Series A Stock which shall be immediately vested. As of March 30, 2006, no salary, stock or bonus has been paid to Robert Simpson.

Effective March 6, 2006, Robert Simpson resigned from his positions as President and Chief Executive Officer of the Company. Mr. Simpson will retain his position as a member of the board of directors of the Company.

Effective as of March 6, 2006, the following persons were appointed directors of Zann Corp.; James F. Marx, Thomas Fogarty, Dan Lambdin, and David N. Weiker, Sr.

On March 6, 2006, Mr. Weiker Sr. was also appointed by the board of directors as Chief Executive Officer, Treasurer and Chairman of the board of directors of the Company.

On March 6, 2006, John J. Laskos was appointed as President of the Company by the board of directors.

On March 6, 2006, David N. Weiker II was appointed as Chief Operating Officer of the Company by the board of directors.

On March 27, 2006, Dan Lambdin resigned as a Director of the Company.

On March 31, 2006, the Company and Sartam Industries ("Sartam") terminated the Exclusive Licensing Agreement date August 22, 2005 (the "Agreement") entered into by and between Sartam and the Company.

The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam's operations and use utmost efforts to manufacture, market and sell the licensed products.

As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and the Company, both parties believe there is no financial or business justification for continuing the Agreement under its current terms. The Company and Sartam mutually determined that it was each company's best interest to terminate Agreement.

The Company does not expect to incur material early termination penalties as a result of the termination of Agreement.

Business Activities

Zann Corp. currently has no active products or services.

Since December 31, 2005 when all agreements to acquire Sartam Industries, Inc. were terminated, the Company has returned all associated records and properties to Sartam and has no further plans regarding the semi-automatic riveting business.

Our wholly owned subsidiary, Blue Kiwi Inc. is not currently operating or marketing its products.

The Company’s strategic alliance with Statewide Residential Lending to originate residential mortgages throughout the State of Michigan has been abandoned in view of rising interest rates and other factors.

The Company is currently considering strategic alternatives and potential opportunities for its business and operations.

Technology and Patents

The following patents are currently assigned to Zann Corp:
•
Compression Technology, Patent Number US 6,724,326 B1, original filing date January 16, 2003, Date Patent Issued April 20, 2004, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 10/345,834;

•
Human Blood Bacterium, Patent Number US 6,255,467 B1, original filing date November 2, 1998, Date Patent Issued July 3, 2001, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 09/187,946; and

•
Human and Marmoset Activating Viruses, Patent Number US 6,177,081 B1, original filing date July 28, 1997, Date Patent Issued January 23, 2001, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 08/901,128.

Each of these patents are for a term of 20 years from the original date filed. Maintenance fees are due in years 4, 8 and 12 from the original issue date.

The company executed a Letter of Intent on January 13, 2006 to assign the US Patent No. 6,225,467 for Human Blood Bacterium and the US Patent No. 6,177,081 for Human & Marmoset Activating Viruses to Palmera Holdings, Inc. for a cash payment of $15,000 and 100,000 shares of Palmera Holdings, Inc. The LOI provides for, among other things, that the Company and Palmera will execute definitive contracts to complete the payments and assignments. As of March 30, 2006, the stock has not been received by Zann Corp., and the Patents have not been re-assigned.

Employees

We have three full-time employees and no part-time employees as of March 10, 2006. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the personnel needed. None of our employees are currently represented by a labor union.

Key Personnel

Our future financial success depends to a large degree upon the efforts of our key personnel; David N. Weiker, Sr., Chairman of the Board and Chief Executive Officer, John Laskos, President and David N. Weiker II, Chief Operating Officer.   The loss of any of these employees could have an adverse effect on our business and our chances for profitable operations. While we employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Weiker, Sr., Mr. Laskos or Mr. Weiker, II.

Item 2.	Description of Property

We lease office space at 1549 N. Leroy Street, Suite D-200, Fenton, Michigan 48430. Our lease costs $1,071 per month and is scheduled to expire April 30, 2006. We intend to renew our lease for a one-year period at that time.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On December 3, 2004, in connection with our name change, our symbol on the OTC Bulletin Board changed from "ATNG.OB" to "ZANN.OB." Effective March 10, 2005, our symbol was changed from "ZANN.OB." to "ZANC.OB." Effective May 9, 2005, our symbol was changed from “ZANC.OB” to “ZNNC.OB”. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Year 2004	High	Low
First Quarter	$7,213	$2,394
Second Quarter	4,252	1,543
Third Quarter	2,142	661
Fourth Quarter	598	473

Calendar Year 2005	High	Low
First Quarter	$.1200	$.0350
Second Quarter	.0533	.0080
Third Quarter	.1050	.0100
Fourth Quarter	.0570	.0300

As of March 30, 2006, we had 33,945,359 shares of our common stock outstanding. Our shares of common stock are held by approximately 826 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company’s earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. However, under the terms of our certificate of designation for the Series B preferred stock, we are obligated to pay dividends to the holders of our Series B preferred stock on a yearly basis. The yearly dividend consists of such number of shares of our Series B Preferred Stock which number will equal 10 percent of the aggregate number of shares of our Series B Preferred Stock shares held by such holder of our Series B Preferred Stock on December 31 immediately preceeding the dividend payment date.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2005	-0-	-0-	-0-	-0-
November 2005	-0-	-0-	-0-	-0-
December 2005	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	N/A
Equity compensation plans not approved by security holders	995,691,713	$0.0012	N/A
Total	995,691,713	$0.0012	1,300,000

Item 6.	Management’s Discussion and Analysis

Management’s Plan of Operations

General

Since the appointment of new management in March 2006, the Company has been exploring strategic alternatives and potential business opportunities. The Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company.

The Board of Directors feels that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises"). However, the Company is currently seeking a business opportunity to merge with or acquire.

There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

Under the Standby Equity Distribution Agreement entered into with Cornell Capital Partners, LP on December 8, 2005, Cornell has committed to provide to us up to $5 million in cash to be drawn down over a 24-month period at our discretion, subject to certain conditions including without limitation, our filing and maintenance of an effective registration statement with the Securities and Exchange Commission.

Financing

If the Company fails to raise the necessary funds through an effective registration statement with the Securities and Exchange Commission or private placements, it anticipates that debt financing from related or third parties will be necessary. The Company has not investigated the availability, source and terms for external financing at this time and it cannot assure that funds will be available from any source, or, if available, that the Company will be able to obtain the funds on agreeable terms. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of any future cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive and economic downturns.

We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Twelve Months Ended December 31, 2005 compared to the Twelve Months Ended December 31, 2004.

Revenue

Revenue for the 12 months ended December 31, 2005 was $826 compared to $1,423 for the 12 months ended December 31, 2004, a decrease of $597 or approximately 41 percent. Revenue is not significant and results from the acquisition of Blue Kiwi, Inc. in August, 2004. Sales of Blue Kiwi products have not been successful and as a result we wrote off all their inventory and are presently evaluating the remaining products for future uses

We expect to generate additional revenues during the coming 12 months due to consummation of the proposed merger between the Company and Platinum Properties of Central Florida, Inc. We anticipated that the acquisition of Sartam Industries, Inc. would lead to revenues, however the acquisition was terminated and therefore no revenue will be generated for us.

Cost of Revenue

Cost of revenue was $15,960 for the year ended December 31, 2005, compared to $12,847 for the year ended December 31, 2004.

General and Administrative Expenses

General and administrative expenses ("G&A") were $2,724,862 for the 12 months ended December 31, 2005, compared to $11,266,274 for the 12 months ended December 31, 2004, a decrease of  $8,541,412 or approximately 77 percent.   The reduction was due primarily to the decreases in amounts of Common and Preferred stock issued to employees and others for services as detailed below:

Common Stock issued to Employees	$2,305,775
Preferred Stock issued for services	2,842,096
Common Stock issued for services	3,340,351
Total	$8,488,222

Inflation

In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

Liquidity and Capital Resources

The Company's ability to fund future operations is dependent on the Company identifying a suitable acquisition candidate, receipt of proceeds from shareholders loans or the sale of its common stock. Without the foregoing, the Company will be unable to continue as a going concern.

During the 12 months ended December 31, 2005, we generated cash from financing activities of $818,749 and used cash in investing activities of $200,000. We used cash in operating activities of $658,293 resulting in a reduction in our cash balance from December 31, 2004 of $39,544. Cash and cash equivalents at December 31, 2005 were $346.

At December 31, 2005 our current liabilities exceeded our current assets by $1,522,810 which resulted in a deficit in working capital.

The Company has no commitments for capital expenditures.

Twelve Months Ended December 31, 2004 compared to the Twelve Months Ended December 31, 2003.

Revenue for the 12 months ended December 31, 2004 was $1,423 compared to $0.00 for the 12 months ended December 31, 2003, an increase of $1,423 or approximately 100 percent. Revenue increased as a result of the acquisition of Blue Kiwi, Inc. in August, 2004.

At December 31, 2004, we were expecting to generate additional revenues during 2005 due to consummation of planning and execution of our Strategic Business Plans for two of our four previously existing business units; nutritional supplements and franchising of niche market vehicle dealerships. These plans did not materialize as expected. Additionally, we had expected the potential acquisition of Sartam Industries, Inc. to generate revenues, however, negotiations of the acquisition were terminated in December and all agreements to acquire Sartam Industries, Inc. were terminated as of December 31, 2005. As a result of unexpected costs of the business relationship, both Sartam and Zann Corp. determined that there was no financial or business justification for continuing the Agreements under the existing terms. Zann Corp. and Sartam mutually determined that it was in each company’s best interest to terminate the Agreements.

Cost of Revenue

Cost of revenue was $12,847 for the year ended December 31, 2004, compared to no cost of revenue for the year ended December 31, 2003. The cost of revenue was exceptionally large in relation to revenue due to product promotions and sample expense due to the introduction of Blue Kiwi products to the market place.

General and Administrative Expenses

General and administrative expenses ("G&A") were $11,266,274 for the 12 months ended December 31, 2004, compared to $2,240,797 for the 12 months ended December 31, 2003, an increase of $9,025,477 or approximately 403 percent. The increase in G&A was primarily due to expenses associated principally with equity-based compensation to employees and consultants comprised of:

Common Stock issued to Employees for services	$2,778,485
Preferred Stock issued to Employees for services	3,044,650
Common Stock issued to Consultants for services	3,934,449
Total	$9,757,584

Settlement of Debts and Liabilities

During the years ended December 31, 2004 and December 31, 2003, a number of debts and liabilities from the predecessor company were settled by partial payments of cash or issuance of Common or preferred Stock.

Liquidity and Capital Resources

During the 12 months ended December 31, 2004, we generated cash from financing activities of $1,651,499 and investing activities of $159,612. We used cash in operating activities of $2,128,714 resulting in a reduction in our cash balance from December 31, 2003 of $317,603. Cash and cash equivalents at December 31, 2004 were $39,890.

At December 31, 2004 our current liabilities exceeded our current assets by $677,933 which resulted in a capital deficiency.

Trends, risks and uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Risk Factors

Obstacles

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

Our auditors have issued an opinion, included in this Form 10-KSB, that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note S, the Company has not commenced principal operations, has incurred significant operating losses since inception and has a significant working capital deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note S. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Need for ongoing financing

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $0.1050 to a low of $0.0015 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	Variations in our quarterly operating results;

•	The development of a market in general for our products and services;

•	Changes in market valuations of similar companies;

•	Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major customer or failure to complete significant transactions;

•	Additions or departures of key personnel; and

•	Fluctuations in stock market price and volume.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and

•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7.	Financial Statements.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-23.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 24, 2004, we dismissed our independent auditor, Russell and Atkins PlC (“Russell and Atkins”).

Russell and Atkins’ reports on our financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Russell and Atkins reports on our Form 10-KSB for the years ended December 31, 2002 and 2003 raise substantial doubt about our ability to continue as a going concern.

The decision to dismiss Russell and Atkins was recommended by our Board of Directors.

During the two most recent fiscal years and any subsequent interim period through June 24, 2004 there have not been any disagreements between us and Russell and Atkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Russell and Atkins, would have caused it to make reverence to the subject matter of the disagreements in connection with its reports on our financial statements for such periods.

On June 22, 2004 we engaged Malone & Bailey, P.C., certified public accountants, (“Malone & Bailey”) as our independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended. The decision to appoint Malone & Bailey was approved by our Board of Directors.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Malone & Bailey, neither we nor anyone on our behalf consulted with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”.

We have provided Russell and Atkins with a copy of our current report on Form 8-K before its filing with the Commission on July 22, 2004. We have requested Russell and Atkins to furnish us with a letter addressed to the Commission stating whether they agreed with the statements made by us in our report on Form 8-K, and, if not, stating the respects in which they do not agree. We have filed Russell and Atkins’ letter as an exhibit to our current report on Form 8-K filed with the Commission on July 22, 2004.

On January 25, 2005, as reported in our current report on Form 8-K filed with the Commission, and our Amended Current Report, with the Commission on February 14, 2005, on January 18, 2005, we dismissed our independent auditor, Malone & Bailey, P.C., Certified Public Accountants (“Malone & Bailey”). The decision to dismiss Malone & Bailey was recommended by our Board of Directors. We have engaged Malone & Bailey on June 22, 2004 as its independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.

There were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Malone & Bailey’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

On January 18, 2005, we engaged Russell, Bedford, Stefanou, Mirchandani, LLP (“Russell Bedford”) as our independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended. The decision to appoint Russell Bedford was approved by our Board of Directors.

During our two most recent fiscal years in any subsequent interim period prior to the engagement of Russell Bedford, neither we or anyone on our behalf consulted with Russell Bedford regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”.

We have provided Malone & Bailey with a copy of our current report and our Amended Current Report before their filing with the Commission. We have requested Malone & Bailey to furnish us with a letter addressed to the Commission stating whether they agree with the statements made by us in our current report, as amended, and, if not, stating the respects in which they do not agree. We have filed Malone & Bailey’s letter as an Exhibit to our Amended Current Report, filed with the Commission on February 14, 2005.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant changes in the Company's internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of March 31, 2006, our directors and executive officer are:

Name	Age	Position	Position Held Since
David N. Weiker, Sr.	53	Chairman of the Board of Directors, Chief Executive Officer, Treasurer	2006
John J. Laskos	54	President	2006
David N. Weiker, II	28	Chief Operating Officer	2006
George E. Betts	68	Chief Financial Officer	2005
Robert C. Simpson	63	Director, Vice President	2003
James F. Marx	71	Director	2006
Thomas Fogarty	62	Director	2006

Directors serve for a term of one year and are re-elected annually at the Annual Meeting of Stockholders.

David N. Weiker, Sr. was appointed Chairman of the Board, Chief Executive Officer and Treasurer of Zann Corp. on March 6, 2006. David N Weiker Sr. is CEO/Chairman/owner and founder of Platinum Properties of Central Florida Inc. (2003-2006) He has extensive experience in business management and financial analysis.  His 21 year career has included CEO/Chairman and founder of Financial Planning and Underwriting (1979-1991), a prosperous firm that dealt with small business and individual clients in the area of financial planning. Concurrent with this he developed a personal real estate investment portfolio which led him into the land development and home building industry in Southwest Florida and the Orlando area. He is responsible for several communities being created and several hundred homes constructed in the Walt Disney area. He has marketed successfully in the industry for the past 15 years in Central Florida. From 1998-1999, he was president and CEO of Hearthstone Homes Inc, a Central Florida company which he built from the ground up. He also formed a partnership that was responsible for five finished communities from 1999-2002 constructing over 300 units. He teaches real estate and insurance classes at the Seminole Community College where he is an alumnus. He has become a leading marketer in the vacation home area which is targeted to overseas buyers. Currently he is the head of Platinum Properties of Central Florida, Inc. that will build over 700 homes in the next 18-24 months. On February 3, 2006, Mr. Weiker entered into a contractual agreement with Robert C. Simpson whereby Mr. Weiker purchased 10,000,000 of Zann Corp. Preferred Series C stock from Dr. Simpson to gain controlling interest in Zann Corp.

David N. Weiker, II was appointed Chief Operating Officer of Zann Corp. on March 6, 2006. He is also Chief Operating Officer of Platinum Properties of Central Florida, Inc., (2003-2006) and is currently sitting for his real estate brokers license. He was instrumental in procuring over 700 presales over the last three years for Platinum. He has extensive experience in the marketing of real estate products, such as residential homes, vacation homes and commercial developments. From 2001-2002 he was a successful, leading agent with Lando Realty Inc., setting many records for individual achievement. He also has spent time in Platinum Home Construction learning the business from that viewpoint. He currently develops the real estate division for Platinum along with his duties as COO. He trains, teaches oversees and develops agents for success.

George E. Betts was elected our Chief Financial Officer effective April 14, 2005. He is a senior executive with extensive experience in finance and management. His twenty-three year career has included working as a partner in Deloitte and Touche from 1960 to 1984 with 12 years experience in the Far East as Senior Partner of the Hong Kong office. He has extensive knowledge of business practices in the Far East. He is responsible for establishing Deloitte and Touche in China. He served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for Herbalife, Inc. from 1984 to 1990, a direct selling company in the health and nutrition industry. There he was responsible for the International expansion of the Company, opening operations in over 15 countries. He managed growth of the Company from staff of 15 to over 1,500 in two years, and was responsible for taking the Company public. He served on the Board of Directors of the Direct Selling Association and the Direct Selling Foundation. His other business experience includes owning and managing small business in the wood products industry from 1990 to 1997 and acting as a financial consultant to the organization and management of an Offshore Bank from 1997 to 2002.

John Laskos was appointed President of Zann Corp. on March 6, 2006. In November of 2005, Mr. Laskos joined Platinum Properties of Central Florida, Inc. as Vice President of Land Acquisitions, was promoted to President of Land Acquisitions, and then to President in December of 2005. He currently serves as President of Platinum Properties Prior to working with Platinum Properties, Mr. Laskos served as Project Director for The Berkley Corporation, a resort development corporation, from November 2000 to July of 2004. From 2004 to 2005, he served as Senior Training Director for The Berkley Corporation. For 25 years Mr. Laskos was electrical supervisor for Pennsylvania Power and Light and managing director for their nuclear plant facilities, where he oversaw an annual budget of $70,000,000. He has extensive experience in labor relations, having served as both steward and arbitrator for the same company.

Robert C. Simpson has been a Director of Zann Corp. since 2003. He was CEO of Pathobiotek Diagnostics, Inc, (Texas) from 1993 - 2001. From 2001 to date he has been president and director of Pathobiotek Inc., et al (of Nevada) which was engaged in bio tech research. From 1990 - 1993 he was president of R. Simpson Associates, Inc., a management consulting firm with several major clients including General Electric, Ford, RWD Technologies Inc. and Symbol Technologies Inc. Dr. Simpson has extensive leadership, statistical methods, and teamwork and implementation skills. He was manager at General Motors for 12 years (1978 - 1990) in Manufacturing engineering, Projects for Advanced Technologies and Organizational Development.

James Marx was appointed to the board of directors of Zann Corp. on March 6, 2006. Mr. Marx was formerly CFO for Platinum Properties, and in December of 2005 he retired from a distinguished career in management and resort development. He spent a total of 32 years in sales and marketing in the resort industry. Prior to that he was general factory manager for Massey Ferguson of Wisconsin and managed three plants. He served as Senior Industrial Engineer for American Motors, and he spent time with Johns Mansville as design plan engineer and safety engineer.  He is well versed in safety procedures for industrial plants. Mr. Marx is a Korean War veteran.

Thomas Fogarty was appointed Director of Zann Corp. on March 6, 2006. He is also Vice President of Purchasing for Platinum Properties of Central Florida, Inc. since June 2005. Prior to joining Platinum Properties; Mr. Fogarty was in the vacation club industry for 14 years, working for Fortune 500 companies such as Marriott International and Hilton International. He has extensive experience directing and managing sales teams, revising guidelines and implementing training manuals. His entrepreneurial years from 1967 to 1990 focused on the development of several concepts in the food industry and experienced statewide recognition in Florida for his success and growth.

We do not have an Audit Committee Financial Expert serving on the Board of Directors as this time. Our Board consisted of one person until March 6, 2006, and the new Board has not yet met to form an Audit Committee and designate an Audit Committee Financial Expert.

David N. Weiker, II, Chief Operating Officer, is the son of David N. Weiker, Sr., Chairman-CEO of Zann Corp. Irene Weiker, Zann Corp. Secretary, is wife of David N. Weiker, Sr.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2005, were an director, officer, or beneficial owner of more than ten percent of our common stock as follows:

•	Robert C. Simpson. Dr. Simpson was an officer and director during the entire year 2005
•	George E. Betts. Mr. Betts was elected our Chief Financial Officer effective April 14, 2005.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2005, who was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1549 North Leroy Street, Suite D-200, and Fenton, Michigan 48430.

Item 10.	Executive Compensation

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Zann Corp. and our subsidiaries:

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert C. Simpson Former President and CEO, current Director	2003 2004 2005	10,800 77,600 82,650	0 0 302,000	0 0 0	1,000 2,369,000 0	0 0 0	0 0 0	0 0 0
George Betts Chief Financial Officer	2004 2005	0 0	0 0	0 17,450	141,000 8,573	0 0	0 0	0 0

Employment Agreements

On February 9, 2006, the Company entered into an employment agreement with Robert Simpson, the Company’s Chief Executive Officer. The employment agreement is effective as of October 1, 2005 and provides for an annual base salary of U.S. $125,000 which is subject to annual review and may be adjusted by the board of directors, a cash bonus representing back wages in the amount of U.S. $302,000 to be paid upon execution and a grant of 20,000 shares of Convertible Preferred Series A Stock which shall be immediately vested. As of March 30, 2006, no salary, stock or bonus has been paid to Robert Simpson.

On March 6, 2006, Robert Simpson resigned from his positions as President and Chief Executive Officer of the Company, while retaining his position as a member of the board of directors of the Company. David N. Weiker Sr. was appointed by the board of directors as Chief Executive Officer, Treasurer and Chairman of the board of directors of the Company. The Employment Agreement between Mr. Simpson and the Company effective October 1, 2005 remains in effect as of the date of this filing.

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

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	N/A
Equity compensation plans not approved by security holders	995,691,713	$0.0012	N/A
Total	995,691,713	$0.0012	1,300,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 27, 2006, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

All directors and officers as a group.

As of March 30, 2006, there were 33,945,359 shares of common stock outstanding, 2,647,700 shares of Series A Preferred Stock outstanding, 472,011 shares of Series B Preferred Stock outstanding, and 10,000,000 shares of Series C Preferred Stock outstanding.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)		Preferred Stock Beneficially Owned
	Number	Percent	Number	Percent

Emanuel Suchefort, Rotkehlchenweg 26, D-25421 Pinneberg, Germany	2,100,000	6
Robert C. Simpson, PhD (5)	188,580	0
George E. Betts (6)	455,003	1
All directors and officers as a group (two persons)	643,583	2

Robert C. Simpson, PhD (5)			1,700,000 (2)	69
James L. Hopkins, 3271 Shamrock Dr., Venice, FL 34293			200,000 (2)	8
George E. Betts (6)			37,560 (2)	0
All directors and officers as a group (two persons)			1.737,560 (2)	0

Quirino L. Pua, 2118 Wyeth Drive, Guntersville, AL 35976			110,000 (3)	23

Pamela Weber, 440 Caleb Place, Fenton, MO 63026			57,200 (3)	12
Danton N. DeGuia, 750 N. Manasota Red Rd., Englewood, FL 34223			55,000 (3)	12
Marshall Richardson, 369 Edmonds Drive, Grant, AL 35747			55,000 (3)	12
Steven L. Baker, 1789 Birch Drive, Venice, FL 34293			44,000 (3)	9
Richard F. Sadey Jr. & Daniel B. Sadey Jt Wros, 882 E. 5th Street, Englewood, FL 34223			33,000 (3)	7

David N. Weiker, Sr., PO Box 135365, Clermont, FL 34713-5365 (1)			10,000,000 (4)	100
All directors and officers as a group (one person)			10,000,000 (4)	100

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Zann Corp., 1549 N. Leroy St., Suite D-200, Fenton, Michigan 48430, Telephone (810) 714-2978. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns. Each share of our common stock is entitled to one vote on all matters brought before the stockholders, each share of our Series A preferred stock outstanding entitles the holder to one vote of the common stock on all matters brought before the stockholders, each share of our outstanding Series B preferred stock entitles the holder to one vote of the common stock on all matters brought before the stockholders, and each share of our Series C preferred stock outstanding entitles the holder to 500 votes of the common stock on all matters brought before the stockholders. Therefore, Mr. Weiker Sr. has the power to vote 5,000,000,000 shares of the common stock as of March 27, 2006. David N. Weiker Sr. was elected our Chairman, Chief Executive Officer and Treasurer on March 6, 2006.

(2)	Series A preferred stock.
(3)	Series B preferred stock
(4)	Series C preferred stock.
(5)	Robert C. Simpson PhD is Director (since April 9, 2003 ) and Vice President (since March 6, 2006).
(6)	George Betts was elected our Chief Financial Officer on April 15, 2005.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Zann Corp.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions

On August 10, 2004, we entered into an acquisition agreement with Robert C. Simpson,  our  president,  chief executive officer, and majority shareholder, to purchase  all  of  the issued and outstanding capital stock of Blue Kiwi Inc., a Michigan corporation, for the sum of $5 million, payable in monthly installments of  up  to  10 percent of our gross profit.  Our obligation to pay $5 million to Dr.  Simpson  in  connection  with  the  Blue  Kiwi  is  expressly conditioned  upon  our  generating  profit.  In  the  absence  of  profits,  our obligation  to  pay $5 million to Dr. Simpson is without effect.  The obligation will  not  bear  any interest.  As a result of the Acquisition, Blue Kiwi became our wholly-owned  subsidiary. The term of the agreement was from August 2004 to August 2005. Blue Kiwi Inc. is not currently operating or marketing its products.

Blue Kiwi Inc. had transferred funds to Zann-MI Corp to help cover the group health insurance bill on 12/30/05 of $1,960. This money is not to be repaid nor is their interest due on it. There was also a transfer of $200 from Zann Corp to Blue Kiwi to help pay for bills.

Pathobiotek  Inc.  is  owned  and controlled by Dr. Simpson, our former Chief Executive Officer. Transfers were made to Pathobiotek Inc. to cover bills. The total amount of transfers during 2005 was $62,450. There is no agreement in place and interest does not apply. Zann is not requiring repayment. The transfers are expensed as general and administrative.

CarZann  Inc.  is  owned  and  controlled  by  Dr.  Simpson, our former Chief Executive Officer. Transfers were made between Carzann and Zann Corp to cover bills. The total amount of transfers during 2005 (mostly took place in early to mid 2005) was $12,580. There is no agreement in place and interest does not apply. Zann is not requiring repayment. The transfers are expensed as general and administrative.

Future  Beverages Inc. is owned and controlled by Dr. Simpson, our former Chief Executive Officer. Transfers were made in March and April 2005 to cover bills. The total amount of transfers was $3,150. There is no agreement in place and interest does not apply. Zann is not requiring repayment. The transfers are expensed as general and administrative.

ATNG-MI Inc.  is  owned  and  controlled by Dr. Simpson, our former Chief Executive Officer. Transfers of funds were made to ATNG-MI Inc. to cover bills. The total amount of transfers during 2005 was $34,528. There is no agreement in place and interest does not apply. Zann is not requiring repayment. The transfers are expensed as general and administrative.

There were other non-material miscellaneous transfers and/or adjustments that amounted to a total of $ (10,526.97).

During the years ended December 31, 2005 and 2004 the employees of the Company were paid through entities owned by the Company's former President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the years ended December 31, 2005 and 2004 the Company paid these entities approximately $503,302 and $314,612 respectively, which has been charged to operations. At December 31, 2005, $2,103 was owed to the related entity (included in accounts payable) for payroll expenses. There were no amounts due to these entities as of December 31, 2004.

R.  Simpson  Associates,  Inc.  is owed $5,900 for funds loaned to pay bills as needed during 2005. Interest does not apply to this note. Repayment is based on the available cash flow of Zann.   This amount is currently outstanding.  R.  Simpson  Associates,  Inc.  is  owned  and  controlled  by Dr. Simpson,  our  former Chief Executive Officer.

Robert C. Simpson is owed $71,401 for funds loaned to pay bills as needed during 2005. Interest does not apply to this note. Repayment is based on the available cash flow of Zann.   This amount is currently outstanding.

Pathobiotek Inc. a company controlled by Robert C. Simpson is owed $4,901 for funds loaned to pay bill as needed during 2005. Interest does not apply to this note. Repayment is based on the available cash flow of the Company. This amount is currently outstanding.

Item 13.	Exhibits

Exhibit No.	Identification of Exhibits

2.1 (1)	Articles of Merger of Investra Enterprises, Inc. into Pathobiotek Diagnostics, Inc., a Texas corporation dated March 6, 2000.
2.2 (1)	Agreement and Plan of Reorganization by and among Pathobiotek Diagnostics Inc., a Texas corporation, and ATNG Inc., a Nevada corporation, dated August 24, 2001.
2.2 (2)	Plan and Agreement of Merger between ATNG, Inc. (TX) and ATNG of Nevada, Inc., dated September 6, 2003.
2.3 (3)	Blue Kiwi Acquisition Agreement between Blue Kiwi, Inc., a Michigan corporation, and the Registrant dated August 10, 2004, as amended.
2.7 (6)
Settlement Agreement and Release between Robert C. Simpson and the Registrant and Charles Duke and Jonathon Derek Seltzer, the significant stockholders of Sartam Industries, Inc., dated December 31, 2005.

2.8 (7)	Series C Common Stock Purchase Agreement between David N. Weiker, Sr. and Robert Simpson, an individual, dated February 3, 2006.
3.1 (4)	Certificate of Amendment to Articles of Incorporation of the Registrant, effective May 3, 2005.
3.2 (8)	Bylaws of the Registrant, as amended September 6, 2003.
4.1 (1)	Certificate of Designation establishing the Registrant’s Series A Preferred Stock, effective August 24, 2004.
4.2 (1)	Certificate of Designation establishing the Registrant’s Series B Preferred Stock, effective March 8, 2005.
4.3 (1)	Certificate of Designation establishing the Registrant’s Series C Preferred Stock, effective March 21, 2005, as amended.
10.3 (5)	Standby Equity Distribution Agreement between Cornell Capital Partners, LP and the Registrant dated December 8, 2005.
10.4 (7)	Employment Agr eement between Registrant and Robert Simpson, an individual, dated February 9, 2006.
31.1
Certification of David N. Weiker, Sr., Chief Executive Officer, Chairman of the Board of Directors and Treasurer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of David N. Weiker, Sr., Chief Executive Officer,Chairman of the Board of Directors and Treasurer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-KSB as filed with the SEC on April 18, 2005.
(2)	Incorporated by reference to the Registrant’s Form 14-A as filed with the SEC on August 18, 2003.
(3)	Incorporated by reference to the Registrant’s Form 8-K/A as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on June 22, 2005.
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on March 3, 2006.
(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on February 8, 2006.
(8)	Incorporated by reference to the Registrant’s Form 10-QSB as filed with the SEC on November 21, 2005.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of Zann Corp. financial statements for the fiscal year 2004 were $34,500.00.

The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of Zann Corp. financial statements for the fiscal year 2005 were $58,981.77.

Audit-Related Fees

The aggregate fees billed by Russell and Atkins for assurance and related services that are reasonably related to the performance of the audit or review of Zann Corp. financial statements for fiscal year 2004 were $2,000.00.

The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $16,960.00.

The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $25,373.96.

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

Zann Corp.

Date: April 7, 2006
	By:	/s/ David N. Weiker, Sr.
David N. Weiker, Sr., Chairman of the Board of Directors, Chief Executive Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Weiker, Sr. David N. Weiker Sr.	Chairman, CEO, Treasurer	April 7, 2006

/s/ George E. Betts George E. Betts	Chief Financial Officer	April 7, 2006

/s/ David N. Weiker II David N. Weiker II	Chief Operating Officer	April 7, 2006

/s/ Robert C. Simpson Robert C. Simpson	Director	April 7, 2006

/s/ Thomas L. Fogarty Thomas L. Fogarty	Director	April 7, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

ZANN CORP.

ZANN CORP.
INDEX TO FINANCIAL STATEMENTS

_____________________________________________

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS
________________________________________________________

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
_____________________________________________________________________

Board of Directors
Zann Corp.
Fenton, MI

We have audited the accompanying consolidated balance sheet of Zann Corp., as of December 31, 2005 and the related consolidated statements of loss, deficiency in stockholders equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zann Corp. at December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note S, the Company has not commenced principal operations, has incurred significant operating losses since inception and has a significant working capital deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note S. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
March 8, 2006

ZANN CORP.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

Current Assets
Cash and cash equivalents	$346
Prepaid expenses and other	126
Total Current Assets	472
Total Assets	$472

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note E)	$950,956
Accounts payable - related party (Note O)	83,202
Accrued liability- officer (Note M)	333,250
Notes payable - others (Note F)	155,874
Total Current Liabilities	1,523,282

Total Liabilities	1,523,282

Deficiency in Stockholders' Equity
Common stock, $.001 par value, 4,000,000,000 shares authorized 32,645,359 issued and outstanding	32,645
Preferred stock,	-
Series A, 2,447,700 shares issued and outstanding	2,448
Series B, 392,501 shares issued and outstanding	393
Series C, 10,000,000 issued and outstanding	10,000
Subscription payable	9,100
Additional paid-in-capital	37,479,157
Accumulated deficit	(39,056,552)
Total Deficiency in Stockholders' Equity	(1,522,810)
Total Liabilities and Deficiency in Stockholders' Equity	$472

See accompanying notes to consolidated financial statements

ZANN CORP.
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the year ended December 31,
	2005	2004
REVENUES
Sales, net	$826	$1,423
Cost of goods sold	15,960	12,847
Gross (Loss)	(15,134)	(11,424)
OPERATING EXPENSES
Selling, general and administrative	2,724,862	11,266,274
Impairment of goodwill	-	296,280
Total Operating Expenses	2,724,862	11,562,554
LOSS FROM OPERATIONS	(2,739,996)	(11,573,978)

Other Income (Expense)
Interest income (Expense)	(11,928)	(6,354)
Sale of patents	15,000	-
Consulting income	-	150,000
Debt forgiveness	-	865,674
Total Other Income (Expenses)	3,072	1,009,320
NET (LOSS) BEFORE PROVISION FOR INCOME TAX AND DISCONTINUANCE OF OPERATIONS	(2,736,924)	(10,564,658)
PROVISION FOR INCOME TAX	-	-
NET (LOSS) BEFORE DISCONTINUED OPERATIONS	(2,736,924)	(10,564,658)
DISCONTINUED OPERATIONS (INCLUDES LOSS ON DISPOSITION OF SUBSIDIARY OF $35,090)	(200,000)	-
NET (LOSS)	$(2,936,924)	$(10,564,658)
Loss per share (basic and fully diluted)	$(0.14)	$(275.25)
Loss per share discontinued operations	$(0 .01)	-
Loss per share continuing operations	$(0.13)	$(275.25)
Basic and diluted weighted average number of shares outstanding as restated for reverse and forward stock splits	20,569,003	38,382

See accompanying notes to consolidated financial statements

ZANN CORP.
STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Additional Paid in	Subscription	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Series A	Deficit	Total

BALANCE, DECEMBER 31, 2003	1,000,000	$400	-	$-	5,000,000	$1,000	2,300	$2	$20,783,060	$-	$-	$(25,554,970)	$(4,770,508)

Issuance of preferred stock in exchange for debt	154,700	155	-	-	-	-	-	-	3,022,395	-	-	-	3,022,550

Issuance of preferred stock in exchange for services rendered at $0.19 per share	1,283,000	1,283	-	-	-	-	-	-	243,367	-	-	-	244,650

Correction of par value amounts	-	600	-	-	-	4,000	-	-	(4,600)	-	-	-

Capitalization of debt forgiveness - related party	-	-	-	-	-	-	-	-	135,600	-	-	-	135,600

Issuance of preferred stock in exchange for services rendered at $0.56 per share	-	-	-	-	5,000,000	5,000	-	-	2,795,000	-	-	-	2,800,000

Issuance of common stock at $13.47 per share, in accordance with employee stock compensation plan	-	-	-	-	-	-	338,484	339	4,559,262	$(39,616)	-	-	4,519,985

Issuance of common stock in exchange for services rendered at $12.32 per share	-	-	-	-	-	-	319,332	319	3,934,129	-	-	-	3,934,448

Fractional Shares - 3:1 split May 3, 2005	-	-	-	-	-	-	(116)	-	-	-	-	-	-

Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(10,564,658)	(10,564,658)

BALANCE, DECEMBER 31, 2004	2,437,700	$2,438	-	$-	10,000,000	$10,000	660,000	$660	$35,468,213	$(39,616)	$-	$(36,119,628)	$(677,933)

3:1 stock split May 3, 2005-fractional shares	-	-	-	-	-	-	(603)	(1)	(439)	-	-	-	(440)

Issuance of preferred stock issued for services at $.20.26 per share.	10,000	10	-	-	-	-	-	-	202,544	-	-	-	202,554

Issuance of preferred stock in exchange for debt at $.726 per share.	-	-	50,000	50	-	-	-	-	36,250	-	-	-	36,300

Preferred A to be issued for services	-	-	-	-	-	-	-	-	-	-	9,100	-	9,100

Preferred B for cash	-	-	267,001	267	-	-	-	-	266,734	-	-	-	267,001

Preferred B for interest	-	-	57,000	57	-	-	-	-	1,055	-	-	-	1,112

Preferred B for services	-	-	18,500	19	-	-	-	-	309	-	-	-	327

Issuance of common stock at $0.058 per share, in accordance with employee stock compensation plan	-	-	-	-	-	-	14,192,328	14,192	816,424	39,616	-	-	870,232

Issuance of common stock in exchange for services rendered at $0.033 per share	-	-	-	-	-	-	17,793,634	17,794	576,745	-	-	-	594,539

Warrants outstanding-4,000,000 issued at $0.0388 per share, exercisable until December 8, 2009	-	-	-	-	-	-	-	-	111,324	-	-	-	111,324

Net Loss	-	-	-	-	-	-	-	-	-	-	-	(2,936,924)	(2,936,924)

BALANCE, DECEMBER 31, 2005	2,447,700	$2,448	392,501	$393	10,000,000	$10,000	32,645,359	$32,645	$37,479,157	$-	$9,100	$(39,056,552)	$(1,522,810)

See accompanying notes to consolidated financial statements

ZANN CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the year ended December 31,
	2005	2004
Cash Flows Used in Operating Activities
Net loss	$(2,936,924)	$(10,564,658)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Discontinued Operations (Includes loss on disposition of subsidiary of $35,090)	200,000	-
Common stock issued for services	594,098	3,934,449
Employee stock option expense	472,710	2,778,485
Preferred series A issued for services	202,554	3,044,650
Preferred series A to be issued for services	9,100	-
Preferred series B issued for services and interest	1,438	-
Warrants Expense	111,324	-
Goodwill write off	-	296,280
Debt forgiven	-	(865,673)
Shares of non-related entity received for services	-	(150,000)
Changes in:	-	-
Accounts payable and accrued expenses	253,970	(583,536)
Inventory and prepaid expenses	18,585	(18,711)
Officer salary and bonus	333,250	-
Accounts payable - related	81,602	-
Net Cash (Used) in Operating Activities	(658,293)	(2,128,714)
Cash Flows From Investing Activities:
Acquisition of subsidiary-cash received	-	10,612
Payment for acquisition	(200,000)	(1,000)
Proceeds from sale of shares of non-related entitity received for services	-	150,000
Net Cash (Used) Provided by Investing Activities	(200,000)	159,612
Cash Flows from Financing Activities:
Proceeds from sale of common stock	397,522	1,741,499
Proceeds from sale of preferred stock	267,001	-
Proceeds from convertible debenture	100,000	-
Payments on convertible debenture	(2,274)	-
Notes payable	225,000	-
Payments on notes payable	(168,500)	-
Repayment of note payable to related party	-	(90,000)
Net Cash Provided by Financing Activities	818,749	1,651,499
Net Change in Cash and cash equivalents	(39,544)	(317,603)
Cash and cash equivalent at Beginning of Period	39,890	357,493
Cash and cash equivalent at End of Period	$346	$39,890

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$14,719	$6,420
Cash paid during the period for income taxes	$-	$-
Non-cash Financing and Investing Activities:
Common stock issued in exchange for services rendered	$594,098	$3,934,449
Preferred shares issued for services and interest	$203,992	$3,044,650
Preferred shares issued for debt	$36,300	$3,022,550
Employee stock option expense	$472,710	$2,778,485
Income from liabilities forgiven	$-	$(865,674)
Shares of non-related entity received for services	$-	$(150,000)
Acquisition:	$-	$-
Assets acquired (including amortization)	$5,189,581	$13,868
Liabilities assumed	$509,581	$(309,148)
Cash paid	$200,000	$(1,000)
Notes payable	$4,480,000	$-
Goodwill	$-	$(296,280)

See accompanying notes to consolidated financial statements

ZANN CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

The Company was incorporated in Florida on March 4, 1999 as Investra Enterprises Inc. On March 6, 2000, we completed a Share Purchase Agreement in which Pathobiotek Diagnostics, Inc. a Texas Corporation, acquired all of our issued and outstanding shares for $150,000 for the purpose of completing a merger of Pathobiotek Diagnostics, Inc. and Investra Enterprises. Pathobiotek Diagnostics, Inc., a Texas corporation, was the surviving entity.

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

Following the October 16, 2001 reorganization, ATNG Acquisition, Inc. and ATNG, Inc. merged. On October 17, 2001, we changed our name to ATNG, Inc. On September 6, 2003 we changed our domicile from Texas to Nevada.

On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. Blue Kiwi, Inc. currently markets two lines of products: Fatigue Pack and PMS Pack.

In November 2004, the shareholders and directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000 and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation shares.

Effective March 10, 2005, we effected a reverse split of our authorized, issued and outstanding common stock on the basis of one post-consolidation share for every 350 pre-consolidation shares.

On April 19, 2005 the Sole Director approved a forward stock split of three shares for every one share held as of May 3, 2005. On May 9, 2005, the shareholders and directors of the Company amended its Articles of Incorporation to increase the authorized Common Stock to 4,000,000,000 and the authorized Preferred Stock to 350,000,000.

The accompanying financial statements reflect all of these changes above. Accordingly, all historical weighted average share and per share amounts have been restated to reflect all reverse and forward stock splits described above.

On June 27, 2005 the Company entered into an agreement to acquire approximately 42.6% of the Common and 6.52% of the Convertible Preferred Second Series of Sartam Industries, Inc., a Florida Corporation engaged in the manufacturing and sale of automatic riveting machines and the re-supply of riveting belts. Negotiations of the acquisition were terminated in December and all agreements to acquire Sartam Industries, Inc. were terminated as of December 31, 2005. The Company incurred a loss in the acquisition of $35,090 which has been charged to operations during the year ended December 31, 2005.

On March 31, 2006, the Company and Sartam Industries ("Sartam") terminated the Exclusive Licensing Agreement date August 22, 2005 (the "Agreement") entered into by and between Sartam and the Company.

The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam's operations and use utmost efforts to manufacture, market and sell the licensed products.

As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and the Company, both parties believe there is no financial or business justification for continuing the Agreement under its current terms. The Company and Sartam mutually determined that it was each company's best interest to terminate Agreement.

The Company does not expect to incur material early termination penalties as a result of the termination of Agreement.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Blue Kiwi, Inc. Significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. There was no deferred revenue for the years ended December 31, 2005 and 2004.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $3,637 and $23,305 of advertising costs for the years ended December 31, 2005 and 2004, respectively.

Cash Equivalents

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Property and Equipment

Costs for property and equipment are accumulated in work in progress until assets are placed in service at which time the accumulated cost is depreciated or amortized over the estimated useful life of the asset. At December 31, 2005 and 2004, the Company had no Property and Equipment.

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

Inventories

Inventories consist of pre-packaged goods available for sale to customers. Cost is determined by the first-in, first-out method. Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. (Note D).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2005 and 2004.

Fair Value of Financial Instruments

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2005.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred net losses of $2,936,924 and $10,564,658 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 the Company's current liabilities exceeded its current assets by $1,522,810.

Comprehensive Income

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - ACQUISITION

Blue Kiwi Acquisition:

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

As a result of the Acquisition, Blue Kiwi became our wholly-owned subsidiary. During the year ended December 31, 2005 the agreement to pay $5 million to Dr. Simpson was terminated because it was determined that Blue Kiwi will never have gross profit sufficient to pay the amount The following is the summary of assets acquired and liabilities assumed and consideration paid relating to the transaction:

Assets acquired
Cash	$10,612
Other current assets	3,256
Total Assets Acquired	13,868
Liabilities Assumed:
Accounts payable	9,548
Due to related parties	229,600
Total Liabilities Acquired	309,148
Cash paid	(1,000)
Goodwill	$296,280

The acquisition was accounted for as a purchase in accordance with SFAS 141 and, accordingly, the operating results of the acquired company have been included in the Company’s consolidated financial statements since the date of acquisition.

Sartam Acquisition and Discontinued Operations:

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management's estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Assets acquired
Cash	$395
Inventory	88,757
Property and equipments-net	2,512,789
Intangibles	2,587,640
Total	$5,189,581
Liabilities assumed	$(509,581)
Cash paid	(200,000)
Notes payable	(4,480,000)
Total	$(5,189,581)

The results of operations for Sartam have been included in the consolidated statements of losses for the year ended December 31, 2005, since the date of acquisition. Sartam had the following operations for the period from June 27,2005 to December 31, 2005:

General and Administrative Expense	$29,616
Interest Expense	2,791
Depreciation Expense	132,503
Total	$164,910

Sartam has been consolidated based on the significant percentage of ownership of common shares (42.6%), control of the Board of Directors and management control of operations in accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations.

The Company elected to not complete the acquisition of Sartam. The Company and Sartam agreed to rescind the acquisition effective December 31, 2005 whereby the Company's control was relinquished and $4,480,000 note payable was extinguished in full. The $164,910 of expenses have been accounted for as a discontinuance of operations in the consolidated statements of losses for the year ended December 31, 2005 and the and the consolidated statements of losses for the year ended December 31, 2005 reflect a loss of $35,090 in connection with the acquisition.

On March 31, 2006, the Company and Sartam Industries ("Sartam") terminated the Exclusive Licensing Agreement date August 22, 2005 (the "Agreement") entered into by and between Sartam and the Company. The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam's operations and use utmost efforts to manufacture, market and sell the licensed products. As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and the Company, both parties believe there is no financial or business justification for continuing the Agreement under its current terms. The Company and Sartam mutually determined that it was each company's best interest to terminate Agreement.  The Company does not expect to incur material early termination penalties as a result of the termination of Agreement.

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pre-packaged available for sale to customers. There were no inventories as of December 31, 2005.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities at December 31, 2005 consists of the following:

Accounts Payable	$597,020
Accrued Salaries	119,006
Payroll Taxes	234,930
Total	$950,956

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2005 are as follows:

Convertible Debenture, due January 1, 2006, interest 10%, payable $1,000 per month, convertible into 15,000 preferred shares-Series A on a basis of $.663 cents for each share converted including accrued interest of $814. At December 31, 2005, the Company was in default under the terms of the Convertible Debenture. The Debenture holder has agreed to payment in full by April 12, 2006	$98,541
Promissory Note, Non-Interest Bearing, due in August 2005, collateralized by 7,000 shares of Preferred Series A. At December 31, 2005, the Company was in default under the terms of the Promissory Note. The Note holder was paid in full on February 24, 2006.	31,500
Promissory Note, interest 10%, due December 31, 2005. Including accrued interest of $833. At December 31, 2005, the Company was in default under the terms of the Promissory Note. The Note holder agreed to a month to month extension until paid	25,833

Total	$155,874

NOTE G - CAPITAL STOCK

In November, 2004, the Shareholders and Directors of the Company approved a change in the name of the Company from ATNG, Inc. to Zann Corp., amended its Articles of Incorporation, increasing the number of authorized shares to 4,000,000,000, and authorized a reverse stock split effective December 3, 2004 of one post consolidation share for every 900 pre-consolidation shares.

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

COMMON STOCK

The Company is authorized to issue 4,000,000,000 shares of common stock, with $0.001 par value per share. As of December 31, 2005 the Company has issued and outstanding 32,645,359 shares of common stock with par value of $0.001 per share.

During the years ended December 31, 2005 and 2004, the Company had the following common stock transactions:

Description	Shares	2005	Shares	2004
Fair Market Value of Stock issued under Employee stock incentive program	14,192,327	$830,616	338,484	$4,559,600
Stock Subscription Receivable		39,616		(39,616)
Total		870,232		4,519,984
Cash Received		(397,522)		(1,741,499)
Net expense		$472,710		$2,778,485
Common Stock Issued for Services	17,793,634	$594,098	319,332	$3,934,449

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company granted 14,192,327 and 338,484 options to purchase common stock to employees in the years ended December 31, 2005 and 2004, respectively. All options vest immediately, have an exercise price of 90 percent of market value on the date of grant and expire 10 years from the date of grant. All options are exercised on the day of grant. At December 31, 2005 and 2004 the Company recorded $870,232 and $4,519,984 for the 14,192,327 and 112,613 shares issued to employees. The Company also charged expenses of $472,710 and $2,778,485 relating to these issuances.

All of the above share information has been adjusted to reflect the post consolidation of 900:1 on December 3, 2004 and 350:1 on March 10, 2005 and the forward split of 3:1 on May 3, 2005.

On December 8, 2005 the Company entered into a Standby Equity Distribution Agreement (Note M). The agreement provides for, among other things, the issuance of 4,000,000 warrants to purchase Common stock. The warrants are excercisable until December 8, 2009 at a price of $.0388 per share. The warrants were valued using the Black Scholes formula and the fair value of warrants of $111,324 has been included in Selling, General, and Administrative Expense for the year ended December 31, 2005.

PREFERRED STOCK

SERIES A
Series A shares are convertible into 10 shares of common stock. The Series A preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At December 31, 2005, there were 2,447,700 shares issued and outstanding.

During the year ended December 31, 2004, the Company issued an aggregate of 154,700 shares of series A preferred stock in exchange of debt for $212,726 and subscription payable of $2,809,824 .

During the year ended December 31, 2004, the Company issued an aggregate of 1,283,000 shares of series A preferred stock for various professional services valued at $244,650. The Company valued the shares issued at $0.19 per share, which approximated the fair value of the services rendered. The compensation costs of $244,650 were charged to operations during the year ended December 31, 2004.

During the year ended December 31, 2005, the Company cancelled 983,000 shares valued at $0.11 previously issued for services by employees and other professionals at an aggregate of $110,050 and issued 993,000 shares valued at $0.31 to employees and professionals valued at $312,604. The net increase of 10,000 shares with a value of $202,554 was charged to operations during the year ended December 31, 2005.

At December 31, 2005 the Company recorded 15,000 shares of Preferred Series A at a value of $9,100 as shares to be issued in connection with the employment agreement of one of the Officers/Director.

SERIES B
Series B Preferred Stock is convertible into 1 share of common stock. The Series B Preferred Stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. During the year ended December 31, 2005 the Company issued 392,501 shares of Series B Preferred Stock as follows:

Description	Shares	Amount
Issued for Cash	267,001	$267,001
Issued for Debt	107,000	37,412
Issued for Services	18,500	327
Total	392,501	$304,740

Effective January 31, 2006, pursuant to the Certificate of Designation of our Series B Preferred Stock, our board of directors declared a dividend of shares of Series B Preferred Stock to holders of shares of Series B Preferred Stock outstanding as of December 31, 2005. Pursuant to such Certificate of Designation, each such holder of Series B Preferred Stock received a dividend consisting of such number of shares of Series B Preferred Stock equal to 10 percent of the aggregate number of shares of Series B Preferred Stock held by such holder as of December 31, 2005. An aggregate of 39,251 shares of Series B Preferred Stock was issued by the Company pursuant to the dividend.

SERIES C
Series C Preferred Stock is not convertible into shares of common stock. The Series C preferred stock has voting rights equal to 500 votes per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors.

During the year ended December 31, 2004, 5,000,000 shares were issued for services. At December 31, 2005 and 2004 there were 10,000,000 shares of Series C Preferred Stock issued and outstanding respectively.

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN

In January 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") No. 1 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 1 for 2004. In June 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant’s Retainer Plan ("NDCRP") No. 2 for 2004. In September 2004, the company authorized Post-Effective Amendment No. 1 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In November 2004, the company authorized Post-Effective Amendment No. 2 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. Also in November 2004, the company authorized Post-Effective Amendment No. 3 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In December 2004, the company authorized Post-Effective Amendment No. 4 to the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004.

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

NOTE I - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Life (Years)
$ 7.20	100,000.5		$7.20	100,000	$.5
$ 0.0388	4,000,000	4.0	$0.0388	4,000,000	$4.0

Transactions involving warrants are summarized as follows:

	Weighted Average
	Number of Shares	Price Per Share
Outstanding, December 31. 2003	100,000	$7.20
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2004	100,000	$7.20
Granted	4,000,000	$0.0388
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2005	4,100,000	$0.2135

In 2001, the Company issued 236,068 warrants to purchase shares of common stock as partial consideration for financial services in conjunction with mergers and reorganizations, 136,068 warrants expired on February 14, 2001, and 100,000 warrants are exercisable at $7.20 per share until June 14, 2006.

On December 8, 2005 the Company issued 4,000,000 warrants in conjunction with a Standby Equity Distribution Agreement (Note M). The warrants are exercisable through December 8, 2009 at an exercise price of $0.0388. The fair value of the warrants is calculated using the Black Scholes formula. The fair value of $111,324 has been included in Selling, General and Administrative Expense for the year ended December 31, 2005.

NOTE J - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $39,000,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $11,200,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non-Current:
Net operating loss carry forward	$13,650,000
Valuation allowance	(13,650,000)
Net deferred tax asset	$-

NOTE K - EARNINGS (LOSSES) PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2005	2004
Net (loss) available for common stockholders	$2,936,924	$(10,564,658)
Basic and fully diluted (loss) per share	$(0.14)	$(275.25)
Weighted average common shares outstanding	20,569,003	38,382

For the years ended December 31, 2005 and 2004, 4,100,000 potential shares and 100,000 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

NOTE L - COMMITMENTS AND CONTINGENCIES

On January 21, 2005, plaintiff Investrend Communications, Inc. d/b/a Investrend Research commenced an action via Verified Complaint in the Supreme Court of the State of New York, County of Queens, against the Company. The complaint, through three causes of action, essentially alleged a breach of contract. The parties have executed an agreement to settle the matter for the total amount of $7,500, to be paid in six (6) installments. As of March 30, 2006 there have been five payments made totaling $6,250.00.

On March 31, 2006, Zann Corp. and Sartam Industries terminated the Exclusive Licensing Agreement dated August 22, 2005 entered into by and between Sartam and Zann Corp.  The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty.  Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange,  Zann agreed to pay certain royalty rates on sales, finance Sartam’s operations and use utmost efforts to manufacture, market and sell the licensed products. As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and Zann Corp., both parties believe there is no financial or business justification for continuing the Agreement under its current terms. Zann Corp. and Sartam mutually determined that it was in each company’s best interest to terminate the Agreement.

Securities Act Violations

During the year ended December 31, 2004, the Company filed a series of Registration Statements on SEC Form S-8 registering shares of the Company's common stock . The Company failed to include the required consents from its auditors as required under the Securities Act of 1933 in connection with the filings resulting in the issuance of approximately 497,000,000 registered shares in violation of Section 5 of the Securities Act and state securities laws. As a result, the Company may have violated federal and state securities laws in connection with the issuance of those shares.

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

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results. On March 31, 2006, the Company and Sartam Industries ("Sartam") terminated the Exclusive Licensing Agreement date August 22, 2005 (the "Agreement") entered into by and between Sartam and the Company. The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam's operations and use utmost efforts to manufacture, market and sell the licensed products. As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and the Company, both parties believe there is no financial or business justification for continuing the Agreement under its current terms. The Company and Sartam mutually determined that it was each company's best interest to terminate Agreement.  The Company does not expect to incur material early termination penalties as a result of the termination of Agreement.

NOTE M- SIGNIFICANT TRANSACTIONS

On December 8, 2005, the Company entered into a Standby Equity Distribution Agreement (the "AGREEMENT") with Cornell Capital Partners, LP ("CORNELL"). Under the Agreement, Cornell has committed to provide to us up to $5 million in cash to be drawn down over a 24-month period at our discretion, subject to certain conditions including without limitation, our filing and maintenance of an effective registration statement with the Securities and Exchange Commission covering the sale of the shares issued to Cornell in connection with the transactions contemplated in the Agreement. In connection with the execution of the Agreement, we also (a) paid a structuring fee of $12,500 in cash to an affiliate of Cornell, (b) paid a due diligence fee of $5,000 in cash to Cornell, and (c) issued 1,142,857 shares of common stock to Cornell as a commitment fee. The shares were issued to Cornell on November 30, 2005 and valued at $0.0388 per share. The total value of $44,286 has been included in Selling, General and Administrative expense for the year ended December 31, 2005. In addition, Robert Simpson, our sole officer and director entered into a lock-up agreement pursuant to which Mr. Simpson agreed, among other things, not to sell any of the Company’s securities without the prior written consent of Cornell during the 24-month term of the Agreement, except in accordance with Rule 144(e) promulgated under the Securities Act of 1933, as amended.

The maximum amount of any drawdown under the Agreement is $250,000, and there must be at least five (5) trading days between each drawdown. In consideration for each drawdown, the Company will issue to Cornell such number of shares of common stock equal to the amount of the drawdown divided by 95% of the 5-day trailing average closing bid price per share following the date of each drawdown request. In connection with each drawdown, we will also pay (a) a structuring fee of $500 in cash to an affiliate of Cornell, and (b) a commitment fee in cash of 5% of the amount of each drawdown to Cornell.

Pursuant to the Agreement, the Company also issued to Cornell a Warrant to purchase up to 4,000,000 shares of common stock at an exercise price per share equal to $0.0388. The warrant is exercisable by Cornell until December 8, 2009.

Pursuant to the Agreement, we also entered into a Registration Rights Agreement with Cornell pursuant to which we agreed to prepare and file a registration statement covering the shares issued in connection with the Agreement.

In connection with the Agreement, the Company also entered into a Placement Agent Agreement on December 8, 2005 with Monitor Capital, Inc. ("MONITOR"), a registered broker-dealer, pursuant to which among other things, Monitor acted as placement agent in connection with the transactions contemplated by the Agreement. The Company issued to Monitor 285,714 shares of common stock as a fee under the Placement Agent Agreement. Monitor was granted piggy-back registration rights with respect to such shares.

The Company executed an Employment Agreement with the President and Sole Director effective October 1, 2005. The agreement provides for an annual salary of $125,000 and a cash bonus upon signing of $302,000. The bonus of $302,000 and salary for the months of October through December of $31,250 has been accrued and included in accrued salaries in the accompanying financial statements.

NOTE N - BUSINESS CONCENTRATION

The Company does not have any customers which accounted for more than 10% of total sales. Purchases from the Company's three major suppliers approximated $12,352 or 100% of total purchases for the year ended December 31, 2004. No purchases were made in 2005.

NOTE O - RELATED PARTY TRANSACTIONS

The Company advances funds to related entities for business development or reimbursement of expenses. During the year ended December 31, 2005, the Company has reimbursed $102,381 to related parties.

The Company provides management and consulting services under agreements with entities controlled by the Company's President. The Company's management has determined that the collectibility and length of time to collect the amount due from these entities can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the services rendered. During the years ended December 31, 2005 and 2004, the Company did not receive nor recognize revenues in connection with providing these services.

At December 31, 2005 and 2004 the Company had accounts payable-related party outstanding balances of $83,202 and $1,600 respectively. These amounts represent funds advanced by an Officer for operating expenses.

During the years ended December 31, 2005 and 2004 the employees of the Company were paid through entities owned by the Company's President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the years ended December 31, 2005 and 2004 the Company paid these entities approximately $503,302 and $314,612 respectively, which has been charged to operations. At December 31, 2005, $2,103 was owed to the related entity (included in accounts payable) for payroll expenses. There were no amounts due to these entities as of December 31, 2004.

NOTE P - INTELLECTUAL PROPERTY

During the year ended December 31, 2005 the Company acquired the following patents by assignment. The assignment fees of $120 and legal fees of $3,257 were paid by the Company and charged to expense.

Compression Technology, Patent Number US 6,724,326 B1, original filing date January 16, 2003, Date Patent Issued April 20, 2004, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 10/345,834;

Human Blood Bacterium, Patent Number US 6,255,467 B1, original filing date November 2, 1998, Date Patent Issued July 3, 2001, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 09/187,946; and

Human and Marmoset Activating Viruses, Patent Number US 6,177,081 B1, original filing date July 28, 1997, Date Patent Issued January 23, 2001, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 08/901,128.

Each of these patents are for a term of 20 years from the original date filed. Maintenance fees are due in years 4, 8 and 12 from the original issue date.

The company executed a Letter of Intent on January 13, 2006 to assign the US Patent No. 6,225,467 for Human Blood Bacterium and the US Patent No. 6,177,081 for Human & Marmoset Activating Viruses to Palmera Holdings, Inc. for a cash payment of $15,000 and 100,000 shares of Palmera Holdings, Inc. The LOI provides for, among other things, that the Company and Palmera will execute definitive contracts to complete the payments and assignments. As of March 30, 2006, the stock has not been received by Zann Corp., and the Patents have not been been re-assigned

NOTE Q - CONSULTING INCOME

On June 30, 2004 the Company received 10,714,286 shares of Series A Preferred Stock from an unrelated public company for management services rendered during the first six months of the year valued at $150,000. On November 29, 2004 the Company sold the shares to an unrelated entity for cash $150,000. The Company recognized $150,000 as miscellaneous income for the year ended December 31, 2004.

NOTE R - SUBSEQUENT EVENT

On February 17, 2006 the Chief Executive Officer, Dr. Robert Simpson, executed an agreement to sell 10,000,000 shares of Class C Preferred Stock for $500,000 in exchange for $50,000 cash and a promissory note bearing interest at 5% per annum with principal payments of $112,500 due on May 3, 2006, August 3, 2006, November 3, 2006 and February 3, 2007. This agreement effectively transfers voting control to the new Purchaser as the Class C Preferred Stock are entitled to vote 500 shares of common for each share of Class C held.

The Agreement provides, among other things, that the Purchaser shall assure that the Company will discharge the liabilities of the Company existing on February 3, 2006 as they mature and not allow the liabilities to become delinquent or accrue penalties thereon.

Effective January 31, 2006, pursuant to the Certificate of Designation of our Series B Preferred Stock, our board of directors declared a dividend of shares of Series B Preferred Stock to holders of shares of Series B Preferred Stock outstanding as of December 31, 2005. Pursuant to such Certificate of Designation, each such holder of Series B Preferred Stock received a dividend consisting of such number of shares of Series B Preferred Stock equal to 10 percent of the aggregate number of shares of Series B Preferred Stock held by such holder as of December 31, 2005. An aggregate of 39,251 shares of Series B Preferred Stock was issued by the Company pursuant to the dividend.

On March 31, 2006, Zann Corp. and Sartam Industries terminated the Exclusive Licensing Agreement dated August 22, 2005 entered into by and between Sartam and Zann Corp. The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam’s operations and use utmost efforts to manufacture, market and sell the licensed products. As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and Zann Corp., both parties believe there is no financial or business justification for continuing the Agreement under its current terms. Zann Corp. and Sartam mutually determined that it was in each company’s best interest to terminate the Agreement.

On January 6, 2006 and March 7, 2006 the Company issued 500,000 and 800,000 shares, respectively, of common stock to consultants for services. The value of the services was calculated using the average of bid and asked price for the common shares on the date of issuance and such value of $37,650 was charged to operations.

NOTE S- GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2005 and 2004 the Company incurred losses of $2,936,924 and $10,564,658 respectively. The Company’s current liabilities exceeded its current assets by $1,522,810 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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