Form 10QSB
period 2006-03-31
Zann Corp
filed 2006-05-12
CIK 1098329

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-28519

ZANN CORP.
(Name of small business issuer in its charter)

Nevada	76-0510754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1403 US Highway 27 South, Clermont, Florida	34714
(Address of principal executive offices)	(Zip Code)

(352) 394-6629
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2006, the issuer had 33,945,359 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ZANN CORP.
 CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2006
ASSETS
Current Assets
Total Current Assets	$-
Total Assets	$-

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note D)	$1,070,926
Accounts payable - related party (Note K)	258,634
Accrued liability- officer	333,250
Notes payable - others (Note E)	125,456
Total Current Liabilities	1,788,266
Total Liabilities	1,788,266

Deficiency in Stockholders' Equity (Note F)
Common stock, $.001 par value, 4,000,000,000 shares authorized 33,945,359 issued and outstanding	33,945
Preferred stock,
Series A, 2,647,700 shares issued and outstanding	2,648
Series B, 472,011 shares issued and outstanding	472
Series C, 10,000,000 issued and outstanding	10,000
Series A to be issued for Services	9,100
Additional paid-in-capital	37,606,709
Accumulated deficit	(39,451,140)
Total Deficiency in Stockholders' Equity	(1,788,266)
Total Liabilities and Deficiency in Stockholders' Equity	$-

See accompanying notes to unaudited condensed consolidated financial statements

ZANN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For the three months ended March 31,
	2006	2005
REVENUES
Sales, net	$-	$345
Cost of goods sold		(439)
Gross (Loss)	-	(94)
OPERATING EXPENSES
Selling, general and administrative	328,507	941,086
LOSS FROM OPERATIONS	328,507	941,180

OTHER INCOME (EXPENSES)
Interest (expense)	(3,081)	(1,945)
Total Other (expenses)	(3,081)	(1,945)

NET (LOSS) BEFORE PROVISION FOR INCOME TAX AND DISCONTINUANCE OF OPERATIONS	(331,588)	(943,125)
PROVISION FOR INCOME TAX	-	-

NET (LOSS) BEFORE PROVISION FOR DISCONTINUANCE OF OPERATIONS	(331,588)	(943,125)
DISCONTINUANCE OF OPERATIONS (Note B)	(63,000)	-
NET (LOSS)	$(394,588)	$(943,125)
Loss per share (basic and fully diluted)	$(0.01)	$(0.15)
Loss per share -discontinued operations (basic and fully diluted)	$-	$-
Loss per share -continued operations (basic and fully diluted)	$(0.01)	$(0.15)

Basic and diluted weighted average number of shares outstanding as restated for reverse and forward stock splits	33,330,915	6,333,018

See accompanying notes to unaudited condensed consolidated financial statements

ZANN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the three months ended March 31,
	2006	2005
Cash Flows Used in Operating Activities
Net loss	$(394,588)	$(943,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Discontinued operations	63,000	-
Common stock issued for services	37,650	196,300
Preferred series A issued for services	60,000	900
Preferred series B issued for dividend	981	-
Employee stock option expense	-	385,664
Changes in:
Accounts payable and accrued expenses	58,418	11,684
Prepaid expenses	126	2,058
Accounts payable - related	175,432	-
Net Cash provided by (used in) Operating Activities	1,019	(346,519)
Cash Flows from Financing Activities:
Proceeds from sale of preferred stock	30,500	-
Proceeds from convertible debenture	-	100,000
Payments for convertible debenture	(365)	(1,055)
Payments for notes payable	(31,500)	-
Proceeds from sale of common stock	-	289,652
Net Cash provided by (used) in Financing Activities	(1,365)	388,597
Net change in cash	(346)	42,078
Cash at beginning of period	346	39,890
Cash at end of period	$-	$81,968

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$3,081	$1,345
Cash paid during the period for taxes	$-	$-
Common stock issued in exchange for services rendered	$37,650	$196,300
Non-Cash Investing and Financing Activities:
Preferred shares issued for services	$60,000	$900
Preferred shares issued for dividends	$981	$-
Employee stock option expense	$-	$385,644
Write off of related party accounts	$30,500	$87,198

See accompanying notes to unaudited condensed consolidated Financial Statements

ZANN CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

On August 10, 2004, the Company acquired Blue Kiwi, Inc., a Michigan Corporation engaged in the marketing and sale of nutritional supplements. Blue Kiwi, Inc. is not currently marketing any products.

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

The accompanying financial statements reflect all of these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect all reverse and forward stock splits described above.

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

On March 31, 2006, the Company and Sartam Industries (“Sartam”) terminated the Exclusive Licensing Agreement dated August 22, 2005 (the "Agreement") entered into by and between Sartam and the Company. The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam’s operations and use utmost efforts to manufacture market and sell the licensed products. As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and the Company, both parties believe there is no financial or business justification for continuing the Agreement under its current terms. The Company and Sartam mutually determined that it was in each company’s best interest to terminate the Agreement. The Company does not expect to incur material early termination penalties as a result of the termination of the Agreement.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Blue Kiwi, Inc. Significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN UNAUDITED FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. There was no deferred revenue for the years ended December 31, 2005 and 2004.

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

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

STOCK BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123(R) and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in finacial statements in included in Form 10-KB for the year ended December 31, 2005, the Company did not grant stock options to employees of the Company and as of December 31, 2005, no stock options were outstanding and exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006 and 2005. The Company did not recognize any compensation expense related to employees stock options in the quarter ended March 31, 2006 and 2005. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock options to employees and accordingly compensation expense related to employees’ stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would have been as follows:

For the three months ended March 31, 2005

Net loss attributable to common stockholders -as reported	$(943,125)
Add. Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	-
Deduct Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss -Pro Forma	$(943,125)
Net loss attributable to common stockholders - Pro forma	$(943,125)
Basic (and assuming dilution) loss per share -as reported	$(0.15)
Basic (and assuming dilution) loss per share - Pro forma	$(0.15)

In determining the compensation cost of stock options granted to employees during the three months ended March 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

Three Months Ended March 31, 2005
Risk-free interest rate	n/a
Expected life of options Granted	n/a
Expected Volatility	n/a %
Expected dividend yield	0%

(a)	The expected option life is based on contractual expiration dates.

LIQUIDITY

As shown in the accompanying unaudited financial statements, the Company incurred net losses of $394,588 and $943,125 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 the Company's current liabilities exceeded its current assets by $1,788,267.

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' unaudited financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made in prior year's unaudited financial statements to conform to classifications used in the current year.

NOTE B - ACQUISITIONS

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

On March 31, 2006, the Company and Sartam Industries ("Sartam") terminated the Exclusive Licensing Agreement date August 22, 2005 (the "Agreement") entered into by and between Sartam and the Company. The Agreement provided the Company an exclusive right to manufacture, market, distribute and sell patented Sartam products within the United States, Europe, and any other countries that fall under the jurisdiction of the Patent Cooperation Treaty. Sartam also agreed to transfer specific expertise related to the business in order to facilitate production. In exchange, Zann agreed to pay certain royalty rates on sales, finance Sartam's operations and use utmost efforts to manufacture market and sell the licensed products. As a result of unexpected costs of the business relationship that resulted in the earlier termination of the Stock Purchase Agreement between Sartam and the Company, both parties believe there is no financial or business justification for continuing the Agreement under its current terms. The Company and Sartam mutually determined that it was each company's best interest to terminate Agreement.  The Company does not expect to incur material early termination penalties as a result of the termination of Agreement. During the period ended March 31, 2006 the Company incurred $63,000 of costs in terminating the Agreement. Such costs have been included in operations for the period ended March 31, 2006.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pre-packaged available for sale to customers. There were no inventories as of March 31, 2006.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities at March 31, 2006 consists of the following:

Accounts payable	$713,042
Accrued salaries	122,955
Payroll taxes	234,930
Total	$1,070,927

NOTE E - NOTES PAYABLE

Convertible Debenture, due January 1, 2006, interest 10%, payable $1,000 per month, convertible into 15,000 preferred shares-Series A on a basis of $.663 cents for each share converted including accrued interest of $1,271. At March 31, 2006, the Company was in default under the terms of the Convertible Debenture. The Debenture holder has agreed to payment in full by April 12, 2006	$98,998
Promissory Note, interest 10%, due December 31, 2005. Including accrued interest of $1,483. At March 31, 2006, the Company was in default under the terms of the Promissory Note. The Note holder agreed to a month to month extension until paid	26,458
125,456

Less: current portion	(125,456)
Note payable-long -term	$-

During the period ended March 31, 2006 the Company paid a previously issued and outstanding promissory note of $31,500.

NOTE F - CAPITAL STOCK

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

The accompanying unaudited financial statements reflect these changes. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse and forward stock splits.

COMMON STOCK

The Company is authorized to issue 4,000,000,000 shares of common stock, with $0.001 par value per share. As of March 31, 2006 the Company has issued and outstanding 33,945,359 and shares of common stock with par value of $0.001 per share.

During the period ended March 31, 2006 the Company had the following common stock transactions:

Description	Shares	Amount
Issued for Services	1,300,000	$37,650

The Company valued the shares issued at approximately $0.03 per share for a total of $ 37,650, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On December 8, 2005 the Company entered into a Standby Equity Distribution Agreement (Note K). The agreement provides for, among other things, the issuance of 4,000,000 warrants to purchase Common stock. The warrants are exercisable until December 8, 2009 at a price of $.0388 per share. The warrants were valued using the Black Scholes formula and the fair value of warrants of $111,324 was included in Selling, General, and Administrative Expense for the year ended December 31, 2005.

PREFERRED STOCK

SERIES A

Series A shares are convertible into 10 shares of common stock. The Series A preferred stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At March 31, 2006, there were 2,647,700 shares issued and outstanding.

During the period ended March 31, 2006, the Company issued an aggregate of 200,000 shares of series A preferred stock in exchange services valued at $60,000. The Company valued the shares issued at approximately $0.15 per share for a total of $ 60,000, which represents the fair value of the services received which did not differ materially from the value of the common stock underlying the shares of preferred stock issued.

At March 31, 2006 the Company is obligated to issue an additional 15,000 shares of Preferred Series A at a value of $9,100 as shares to be issued in connection with the employment agreement of one of the Officers/Director.

SERIES B

Series B Preferred Stock is convertible into 1 share of common stock. The Series B Preferred Stock will have one vote per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At March 31, 2006 there were 472,011 shares issued and outstanding. During the period ended March 31, 2006 the Company issued 79,510 shares of Series B Preferred Stock as follows:

Description	Shares	Amount
Shares for cash	40,260	$30,500
Shares as dividend	39,250	981
Total	79,510	$31,481

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

SERIES C

Series C Preferred Stock is not convertible into shares of common stock. The Series C preferred stock has voting rights equal to 500 votes per share on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors. At March 31, 2006 there were 10,000,000 shares issued and outstanding.

On February 17, 2006 the Chief Executive Officer, Dr. Robert Simpson, executed an agreement to sell 10,000,000 shares of Class C Preferred Stock for $500,000 payable $50,000 in cash and a promissory note bearing interest at 5% per annum with four equal principal payments of $112,500 due on May 3, 2006, August 3, 2006, November 3, 2006 and February 3, 2007 to David N. Weiker Sr. (“Purchaser”). This agreement effectively transfers voting control to the Purchaser as the Class C Preferred Stock are entitled to vote 500 shares of common for each share of Class C held.

The Agreement provides, among other things, that the Purchaser shall assure that the Company will discharge the liabilities of the Company existing on February 3, 2006 as they mature and not allow the liabilities to become delinquent or accrue penalties thereon.

NOTE G - NON-QUALIFIED STOCK COMPENSATION PLAN

In May 2005, the Company authorized the Non-Employee Directors and Consultants Retainer Plan (“NDCRP”) for the Year 2005. The purpose of the NDRCP is to attract non-employee directors and consultants who are capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of the plan, non-employee directors or consultants may be compensated through the issuance of Company stock at Market Value on the date of issuance. The plan is administered by the Company’s Board of Directors.

NOTE H - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed:

Warrants Outstanding			Warrants Exercisable
ExercisePrice	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Life (Years)
$7.20	100,000	0.5	$7.20	100,000	0.25
$0.0388	4,000,000	4.0	$0.0388	4,000,000	3.75

Transactions involving warrants are summarized as follows:

	Weighted Average
	Number of Shares	Price Per Share
Outstanding, December 31, 2005	4,100,000	$0.2135
Granted	-	-
Exercised	-	-
Outstanding, March 31, 2006	4,100,000	$0.2135

NOTE I - COMMITMENTS AND CONTINGENCIES

On January 21, 2005, plaintiff Investrend Communications, Inc. d/b/a Investrend Research commenced an action via Verified Complaint in the Supreme Court of the State of New York, County of Queens, against the Company. The complaint, through three causes of action, essentially alleged a breach of contract. The parties have executed an agreement to settle the matter for the total amount of $7,500, to be paid in six (6) installments. As of March 30, 2006 there have been five payments made totaling $6,250 and the balance due is included in accounts payable at March 31, 2006..

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

Securities Act Violations

During the year ended December 31, 2004, the Company filed a series of Registration Statements on SEC Form S-8 registering shares of the Company's common stock. The Company failed to include the required consents from its auditors as required under the Securities Act of 1933 in connection with the filings resulting in the issuance of approximately 497,000,000 registered shares in violation of Section 5 of the Securities Act and state securities laws. As a result, the Company may have violated federal and state securities laws in connection with the issuance of those shares.

In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws with respect to the unavailability of such exemption, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these unaudited financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

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

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE J- SIGNIFICANT TRANSACTIONS

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

NOTE K - RELATED PARTY TRANSACTIONS

The Company advances funds to related entities for business development or reimbursement of expenses. During the periods ended March 31, 2006 and 2005, the Company has reimbursed $30,500 and $87,198 to related parties respectively.

The Company provides management and consulting services under agreements with entities controlled by the Company's President. The Company's management has determined that the collectibility and length of time to collect the amount due from these entities can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the services rendered. During the three months ended March 31, 2006 and 2005, the Company did not receive nor recognize revenues in connection with providing these services.

At March 31, 2006 the Company had accounts payable to the following related parties:

Advances from Officer/ Director for expenses	$147,434
Advances from Series C shareholder for expenses	111,200
Total	$258,634

During the three months ended March 31, 2006 and 2005 the employees of the Company were paid through entities owned by the Company's President. These entities are responsible for payroll, all payroll taxes, health insurance plans and all other employee benefits. During the periods ended March 31, 2006 and 2005 the Company paid these entities approximately $51,166 and $185,936 respectively, which has been charged to operations.

NOTE L - INTELLECTUAL PROPERTY

During the year ended December 31, 2005 the Company acquired the following patents by assignment. The assignment fees of $120 and legal fees of $3,257 were paid by the Company and charged to expense.

▪
Compression Technology, Patent Number US 6,724,326 B1, original filing date January 16, 2003, Date Patent Issued April 20, 2004, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 10/345,834;

▪
Human Blood Bacterium, Patent Number US 6,255,467 B1, original filing date November 2, 1998, Date Patent Issued July 3, 2001, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 09/187,946; and

▪
Human and Marmoset Activating Viruses, Patent Number US 6,177,081 B1, original filing date July 28, 1997, Date Patent Issued January 23, 2001, patent re-assigned to ZANN Corp. on February 21, 2005, serial number 08/901,128.

Each of these patents are for a term of 20 years from the original date filed. Maintenance fees are due in years 4, 8 and 12 from the original issue date.

The company executed a Letter of Intent on January 13, 2006 to assign the US Patent No. 6,225,467 for Human Blood Bacterium and the US Patent No. 6,177,081 for Human & Marmoset Activating Viruses to Palmera Holdings, Inc. for a cash payment of $15,000 and 100,000 shares of Palmera Holdings, Inc. The LOI provides for, among other things, that the Company and Palmera will execute definitive contracts to complete the payments and assignments. As of March 30, 2006, the stock has not been received by Zann Corp., and the Patents have not been been re-assigned.

NOTE M- SUBSEQUENT EVENTS

On April 10, 2006, the Board appointed David N. Weiker II and John J. Laskos as Directors. On April 10, 2006, Robert C. Simpson resigned as Director and Vice President of the Company. On April 21, 2006 the Company signed a Separation and Release Agreement with Robert Simpson. The Agreement provides for, among other things, that Mr. Simpson will forego all salary and bonus arrangements provided by his employment contract and will receive his normal salary and COBRA payments for four months from April 10, 2006 the effective date of the Agreement.

NOTE N- GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements during the periods ended March 31, 2006 and 2005 the Company incurred losses of $394,588 and $943,125 respectively. The Company’s current liabilities exceeded its current assets by $1,788,267 as of March 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying unaudited financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, December 31, 2005.

MANAGEMENT’S PLAN OF OPERATIONS

GENERAL OVERVIEW

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

RECENT CHANGES IN OUR CORPORATE STRUCTURE

Effective March 10, 2005, we implemented a one-for-350 reverse split of our authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the “Reverse Split”). Following the Reverse Split, the number of authorized shares of our common stock was reduced to 11,428,572 in accordance with the one for 350 split ratio. The number of our authorized preferred shares remained at 350,000,000, and the par value of our common and preferred stock remained at $0.001 per share following the Reverse Split.

All fractional shares which would otherwise be held by our stockholders following the Reverse Split were rounded up to one whole share. We issued one new share of common stock for up to each 350 shares of common stock held as of March 9, 2005.

Effective May 3, 2005, we implemented a three for one forward split of authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the “Forward Split”). Following the Forward Split, the number of authorized shares of common stock was increased to 34,285,716 in accordance with the three for one split ratio. The number of authorized preferred shares remained at 350,000,000, and the par value of common and preferred stock remained at $0.001 per share following the Forward Split.

The Forward Split was a mandatory exchange. Our stockholders were required to surrender stock certificates representing their shares of our common stock in order to receive stock certificates representing their post-Forward Split shares of the Registrant’s common stock.

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

OVERVIEW

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

RESULTS OF OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

Total net sales and revenues were $0 for the three months ended March 31, 2006 compared to $345 for the period ended March 31, 2005, a decrease of 100 percent.

Our gross profit (loss) for the three months ended March 31, 2006 compared to 2005 decreased to $0 from $(94). Gross (loss) as a percentage of sales increased  to (0)  percent in 2006 from (27) percent in 2005.

Total operating expenses for the three months ended March 31, 2006 compared to 2005 decreased by $612,579 to $328,507 from $941,086 in the prior period.

Operating loss decreased from a loss of $941,180 to a loss of $328,507 for the three months ended March 31, 2006 compared to the period ended March 31, 2005.

Interest expense, net for the three months ended March 31, 2006 was $3,081 as compared to $1,945 for the same period of 2005.

Net loss from continuing operations for the three months ended March 31, 2006 decreased to a loss of $331,588 from a loss of $943,125 compared to the same period 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had a deficiency in working capital of $1,788,267.

During the three months ended March 31, 2006 we raised the following amounts for working capital:
•	sold 30,500 shares of Preferred Series B for $30,500

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

 AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The independent auditors report on our December 31, 2005 financial statements included in the Company’s Annual Report states that the Company’s historical losses and the lack of revenues raise substantial doubts about the Company’s ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company’s common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123(R) and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in finacial statements in included in Form 10-KB for the year ended December 31, 2005, the Company did not grant stock options to employees of the Company and as of December 31, 2005, no stock options were outstanding and exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006 and 2005. The Company did not recognize any compensation expense related to employees stock options in the quarter ended March 31, 2006 and 2005. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock options to employees and accordingly compensation expense related to employees’ stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

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

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant changes in the Company's internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 1, 2006 and March 31, 2006, the Company executed Subscription Agreements pursuant to which several private investors received a total of 40,260 shares of Zann Corp. Preferred Series B stock in exchange for $30,500. The $30,500 was loaned to AutoFast Inc., a related Company to the former Chairman and CEO.  The amount has been included in expense for the period ended March 31, 2006.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Identification of Exhibits

2.1 (1)	Articles of Merger of Investra Enterprises, Inc. into Pathobiotek Diagnostics, Inc., a Texas corporation dated March 6, 2000.
2.2 (1)	Agreement and Plan of Reorganization by and among Pathobiotek Diagnostics Inc., a Texas corporation, and ATNG Inc., a Nevada corporation, dated August 24, 2001.
2.2 (2)	Plan and Agreement of Merger between ATNG, Inc. (TX) and ATNG of Nevada, Inc., dated September 6, 2003.
2.3 (3)	Blue Kiwi Acquisition Agreement between Blue Kiwi, Inc., a Michigan corporation, and the Registrant dated August 10, 2004, as amended.
2.4 (4)	Series C Common Stock Purchase Agreement between David N. Weiker, Sr. and Robert Simpson, an individual, dated February 3, 2006.
3.1 (5)	Certificate of Amendment to Articles of Incorporation of the Registrant, effective May 3, 2005.
3.2 (6)	Bylaws of the Registrant, as amended September 6, 2003.
4.1 (1)	Certificate of Designation establishing the Registrant’s Series A Preferred Stock, effective August 24, 2004.
4.2 (1)	Certificate of Designation establishing the Registrant’s Series B Preferred Stock, effective March 8, 2005.
4.3 (1)	Certificate of Designation establishing the Registrant’s Series C Preferred Stock, effective March 21, 2005, as amended.
10.1 (7)	Standby Equity Distribution Agreement between Cornell Capital Partners, LP and the Registrant dated December 8, 2005.
10.2 (8)	Form of Indemnification Agreement
10.3 (9)
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

32.2	Certification of George E. Betts, Chief Financial Officer of Zann Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-KSB as filed with the SEC on April 18, 2005.
(2)	Incorporated by reference to the Registrant’s Form 14-A as filed with the SEC on August 18, 2003.
(3)	Incorporated by reference to the Registrant’s Form 8-K/A as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on February 8, 2006.
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on June 22, 2005.
(6)	Incorporated by reference to the Registrant’s Form 10-QSB as filed with the SEC on November 21, 2005.
(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on December 8, 2005.
(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on March 10, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on March 3, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zann Corp.
Dated: May 11, 2006
By /s/ David N. Weiker Sr.
David N. Weiker, Sr., Chairman of the Board of Directors, Chief Executive Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Weiker, Sr.	Chairman, CEO, Treasurer	May 11, 2006
David N. Weiker Sr.

/s/ George E. Betts	Chief Financial Officer	May 11, 2006
George E. Betts

/s/ David N. Weiker II	Chief Operating Officer	May 11, 2006
David N. Weiker II

/s/ Thomas L. Fogarty	Director	May 11, 2006
Thomas L. Fogarty